Form 10-Q
period 2022-04-30
Ultimate Holdings Group, Inc.
filed 2022-06-03
CIK 1888846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED April 30, 2022

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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 3, 2022: 0 shares of common stock.

Ultimate Holdings Group, Inc.

INDEX

PART I- FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Ultimate Holdings Group, Inc.

BALANCE SHEET

	April 30, 2022 (Unaudited)	July 31, 2021

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accrued Expenses	$350	$3,750

TOTAL LIABILITIES	$350	$3,750

Stockholders’ Equity (Deficit)
Preferred stock ($0.001 par value, 5,000,000 shares authorized; 0 issued and outstanding as of April 30, 2022 and July 31, 2021)	-	-
Common stock ($0.001 par value, 200,000,000 shares authorized, 0 issued and outstanding as of April 30, 2022 and July 31, 2021)	-	-
Additional paid-in capital	6,945	960
Accumulated deficit	(7,295)	(4,710)
Total Stockholders’ Equity (Deficit)	(350)	(3,750)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

See Accompanying Notes to Unaudited Financial Statements.

-F1-

Ultimate Holdings Group, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended April 30, 2022	Nine Months Ended April 30, 2022
Operating Expenses
General and administrative expenses	$1,850	$2,585
Total Operating Expenses	1,850	2,585

Net Income/ Loss	$(1,850)	$(2,585)
Basic and Diluted net loss per common share	$-	$-

Weighted average number of common shares outstanding	-	-

See Accompanying Notes to Unaudited Financial Statements.

-F2-

 Ultimate Holdings Group, Inc.

Statement of Changes in Stockholder (Deficit)

For the Period July 31, 2021 to April 30, 2022

(Unaudited)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, July 31, 2021	-	$-	$960	$(4,710)	$(3,750)
Expenses paid on behalf of the Company and contributed to capital	-	-	3,785	-	3,785
Net loss	-	-	-	(385)	(385)
Balances, October 31, 2021	-	$-	$4,745	$(5,095)	$(350)
Expenses paid on behalf of the Company and contributed to capital	-	-	350	-	350
Net loss	-	-	-	(350)	(350)
Balances, January 31, 2022	-	$-	$5,095	$(5,445)	$(350)
Expenses paid on behalf of the Company and contributed to capital	-	-	1,850	-	1,850
Net loss	-	-	-	(1,850)	(1,850)
Balances, April 30, 2022	$-	$-	$6,945	$(7,295)	$(350)

See Accompanying Notes to Unaudited Financial Statements.

-F3-

Ultimate Holdings Group, Inc.

Statement of Cash Flows

(Unaudited)

Nine Months April 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,585)
Changes in current assets and liabilities:
Accrued expenses	(3,400)
Net cash used in operating activities	(5,985)

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses contributed to capital	$5,985
Net cash used in financing activities	5,985

Net change in cash	$-
Beginning cash balance	-
Ending cash balance	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$-
Income taxes paid	$-

See Accompanying Notes to Unaudited Financial Statements.

-F4-

Ultimate Holdings Group, Inc.

Notes to Unaudited Financial Statements

Note 1 - Organization and Description of Business

Ultimate Holdings Group, Inc. (we, us, our, or the "Company") was incorporated by Thomas DeNunzio on July 30, 2021 in the State of Nevada.

On July 30, 2021, Thomas DeNunzio was appointed Chief Executive Officer, Chief Financial Officer, and Director of Perfect Solutions Group, Inc.

The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of April 30, 2022, the Company had not yet commenced any operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents as of April 30, 2022 and July 31, 2021 were $0 for both periods.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of April 30, 2022 and July 31, 2021.

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

The Company does not have any potentially dilutive instruments as of April 30, 2022 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of April 30, 2022.

The Company’s stock-based compensation for the period ended April 30, 2022 was $0.

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of April 30, 2022, the Company has incurred a net loss of approximately $6,945 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $1,485 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on July 30, 2021, and our fiscal year end of July 31, 2021, we have completed only one taxable fiscal year.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of April 30, 2022.

Note 6 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $0.001. There were no shares of preferred stock issued and outstanding as of April 30, 2022 and July 31, 2021.

Common Stock

The authorized common stock of the Company consists of 200,000,000 shares with a par value of $0.001. There were no shares of common stock issued and outstanding as of April 30, 2022 and July 31, 2021.

Additional Paid-In Capital

The Company’s sole officer and director, Thomas DeNunzio, paid expenses on behalf of the company totaling $5,985 during the period ended April 30, 2022.

The Company’s sole officer and director, Thomas DeNunzio, paid expenses on behalf of the company totaling $960 during the period ended July 31, 2021.

The $6,945 in total payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

Note 7 - Related-Party Transactions

Office Space

We utilize the home office space and equipment of our management at no cost.

Note 8 - Subsequent Events

Management has reviewed financial transactions for the Company subsequent to the fiscal year ended April 30, 2022 and has found that there was nothing material to disclose.

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

RESULTS OF OPERATIONS

We generated $0 in revenue for the three and nine months ended April 30, 2022. Our operating expenses for the three and nine months ended April 30, 2022 were $1,850 and $2,585, respectively. Operating expenses were solely general and administrative in nature. Our net loss for the three and nine month period ended April 30, 2022 were $1,850 and $2,585, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have no known demands or commitments and are not aware of any events or uncertainties as of April 30, 2022 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of April 30, 2022.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2022. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended April 30, 2022 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 3 DEFAULTS UPON SENIOR SECURITIES

None.

Item 4 MINE SAFETY DISCLOSURES

Not applicable.

Item 5 Other Information

None.

Item 6 Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended April 30, 2022 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10-12G/A, as filed with the SEC on December 9, 2021 and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ultimate Holdings Group, Inc.

Dated: June 3, 2022

By:	/s/ Thomas DeNunzio
Thomas DeNunzio, Chief Executive Officer, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer), Director