Form 10-Q
period 2022-10-31
Ultimate Holdings Group, Inc.
filed 2022-12-20
CIK 1888846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED October 31, 2022

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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity as of December 20, 2022: 611,600,000 shares of common stock.

Ultimate Holdings Group, Inc.

INDEX

PART I- FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Ultimate Holdings Group, Inc.

BALANCE SHEET

	October 31, 2022 (Unaudited)	July 31, 2022

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
TOTAL LIABILITIES	$-	$-

Stockholders’ Equity (Deficit)
Preferred stock ($0.001 par value, 20,000,000 shares authorized as of October 31, 2022; $0.001 par value, 5,000,000 shares authorized as of July 31, 2022; 0 issued and outstanding as of October 31, 2022 and July 31, 2022)	-	-
Common stock ($0.001 par value, 1,000,000,000 shares authorized as of October 31, 2022; $0.001 par value, 200,000,000 shares authorized as of July 31, 2022; 0 issued and outstanding as of October 31, 2022 and July 31, 2021)	-	-
Additional paid-in capital	14,445	9,595
Accumulated deficit	(14,445)	(9,595)
Total Stockholders’ Equity (Deficit)	-	-

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

-F1-

Ultimate Holdings Group, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended October 31, 2022	Three Months Ended October 31, 2021
Operating Expenses
General and administrative expenses	$4,850	$385
Total Operating Expenses	4,850	385

Net Loss	$(4,850)	$(385)
Basic and Diluted net loss per common share	$-	$-

Weighted average number of common shares outstanding	-	-

The accompanying notes are an integral part of these unaudited financial statements.

-F2-

 Ultimate Holdings Group, Inc.

Statement of Changes in Stockholder (Deficit)

For the Period July 31, 2022 to October 31, 2022

(Unaudited)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, July 31, 2022	-	$-	$9,595	$(9,595)	$-
Expenses paid on behalf of the Company and contributed to capital	-	-	4,850	-	4,850
Net loss	-	-	-	(4,850)	(4,850)
Balances, October 31, 2022	-	$-	$14,445	$(14,445)	$-

 Ultimate Holdings, Inc.

Statement of Changes in Stockholder (Deficit)

For the Period July 31, 2021 to October 31, 2021

(Unaudited)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, July 31, 2021	-	$-	$960	$(4,710)	$(3,750)
Expenses paid on behalf of the Company and contributed to capital	-	-	3,785	-	3,785
Net loss	-	-	-	(385)	(385)
Balances, October 31, 2021	-	$-	$4,745	$(5,095)	$(350)

The accompanying notes are an integral part of these unaudited financial statements.

-F3-

Ultimate Holdings Group, Inc.

Statement of Cash Flows

(Unaudited)

	Three Months Ended October 31, 2022	Three Months Ended October 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,850)	$(385)
Changes in current assets and liabilities:
Accrued expenses	-	(3,400)
Net cash used in operating activities	(4,850)	(3,785)

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses contributed to capital	$4,850	$3,785
Net cash provided by financing activities	4,850	3,785

Net change in cash	$-	$-
Beginning cash balance	-	-
Ending cash balance	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

See Accompanying Notes to Unaudited Financial Statements.

-F4-

Ultimate Holdings Group, Inc.

Notes to Unaudited Financial Statements

Note 1 - Organization and Description of Business

Ultimate Holdings, Inc. (we, us, our, or the "Company") was incorporated by Thomas DeNunzio on July 30, 2021 in the State of Nevada.

On July 30, 2021, Thomas DeNunzio was appointed Chief Executive Officer, Chief Financial Officer, and Director of Ultimate Holdings Group, Inc.

On October 19, 2022, Mr. Thomas DeNunzio resigned as the Company’s Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer. The resignation of Mr. Thomas DeNunzio was not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices. There is no arrangement or understanding among the newly appointed officer and director or any other person pursuant to which they were appointed as a director and officer of the Company.

On October 19, 2022, Mr. Paul Moody was appointed by Mr. DeNunzio as the Company’s Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer. At this time, the Company does not have any written employment agreements or other formal compensation agreements with our new officer and director.

The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of October 31, 2022, the Company had not yet commenced any operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents as of October 31, 2022 and July 31, 2022 were $0 for both periods.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of October 31, 2022 and July 31, 2022.

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

The Company does not have any potentially dilutive instruments as of October 31, 2022 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of October 31, 2022.

The Company’s stock-based compensation for the period ended October 31, 2022 was $0.

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of October 31, 2022, the Company has incurred a net loss of approximately $14,445 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $3,033 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on July 30, 2021, and our fiscal year end of July 31, 2022, we have completed only two taxable fiscal years.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of October 31, 2022.

Note 6 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.001. There were no shares of preferred stock issued and outstanding as of October 31, 2022 and July 31, 2022.

Common Stock

The authorized common stock of the Company consists of 1,000,000,000 shares with a par value of $0.001. There were no shares of common stock issued and outstanding as of October 31, 2022 and July 31, 2022.

Additional Paid-In Capital

The Company’s sole officer and director, Paul Moody, paid expenses on behalf of the company totaling $4,850 during the period ended October 31, 2022.

The Company’s former sole officer and director, Thomas DeNunzio, paid expenses on behalf of the company totaling $8,635 during the period ended July 31, 2022.

The Company’s former sole officer and director, Thomas DeNunzio, paid expenses on behalf of the company totaling $960 during the period ended July 31, 2021.

The $14,445 in total payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

Note 7 - Related-Party Transactions

Office Space

We utilize the home office space and equipment of our management at no cost.

Note 8 - Subsequent Events

On November 15, 2022, the Company transmuted its business plan from that of a blank check shell company to a business combination related shell company with a holding company formation pursuant to a reorganization with Luboa Group, Inc. (“LBAO” or “Predecessor”), a Nevada corporation. The reason for the change in the nature of our business plan is due to the fact that our sole director believed it to be in the best interest of the Company to complete a holding company reorganization (“Reorganization”) with LBAO pursuant to NRS 92A.180, NRS A.200, NRS 92A.230 and NRS 92A.250. The “Articles of Merger” pursuant to the Reorganization were filed and effective on November 15, 2022 with the Nevada Secretary of State.

The constituent corporations in the Reorganization were Luboa Group, Inc. (“LBAO” or “Predecessor”), the Company and Ultimate Holdings Merger Sub, Inc. (“Merger Sub”). Our director is and was the sole director/officer of each constituent corporation in the Reorganization.

Pursuant to the Reorganization, the Company issued 1,000 common shares of its common stock to Predecessor and Merger Sub issued 1,000 shares of its common stock to the Company immediately prior to the Reorganization. Immediately prior to the merger, the Company was a wholly owned direct subsidiary of LBAO and Merger Sub was a wholly owned and direct subsidiary of the Company. The legal effective date of the Reorganization was November 15, 2022 (the “Effective Time”). At the Effective Time, Predecessor was merged with and into Merger Sub (the “Merger), and Predecessor was the surviving corporation. Each share of Predecessor common stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid and non-assessable share of Successor common stock.

Each share of Predecessor’s common stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid and non-assessable share of Successor common stock. The control shareholder of Successor is CRS Consulting, LLC, a Wyoming limited liability company controlled by Jeffrey DeNunzio, Thomas DeNunzio and Paul Moody. CRS Consulting, LLC is the beneficial holder of a total of 500,000,000 shares of Common Stock of the Company representing approximately 81.75% voting control of the Company. Paul Moody is the same officer/director of the Predecessor and Merger Sub. There are no other shareholders not already disclosed or any officer/director holding at least 5% of the outstanding voting shares of the Company. Currently, there are approximately 611,600,000 shares of Common Stock issued and outstanding of the issuer.

The Boards of Directors of Predecessor, Successor, and Merger Sub approved the Reorganization, shareholder approval not being required pursuant to NRS 92A.180;

The Reorganization constituted a tax-free organization pursuant to Section 368(a)(1) of the Internal Revenue Code;

On November 15, 2022, after the completion of the Holding Company Reorganization, the Company cancelled all of its stock held in Predecessor resulting in the Company as a stand-alone and separate entity with no subsidiaries, no assets and negligible liabilities. The assets and liabilities of Predecessor, if any remain with Predecessor. Following the Reorganization the Company returned to its former business plan, which is to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

The Company believes that the Reorganization, deemed effective on November 15, 2022, was not a transaction of the type described in subparagraph (a) of Rule 145 under the Securities Act of 1933 and the consummation of the Reorganization will not be deemed to involve an “offer”, “offer to sell”, “offer for sale” or “sale” within the meaning of Section 2(3) of the Securities Act of 1933. The Reorganization was consummated without the vote or consent of the Company’s stockholders. In addition, the provisions of NRS 92A.180 did not provide a stockholder of the Company with appraisal rights in connection with the Reorganization. The Company believes that in the absence of any right of any of the Company’s stockholders to vote with respect to the Reorganization or to insist that their shares be purchased for fair value, the Reorganization could not be deemed to involve an “offer” “offer to sell”; or “sale” within the meaning of Section 2(3) of the Securities Act of 1933.

In addition, the Company is pending a FINRA corporate action to process the foregoing Reorganization. Commensurate with this action the Company has requested to change its stock ticker symbol. The new ticker symbol, and new CUSIP number will be disclosed in a subsequent Form 8-K once announced via the FINRA daily list.

Successor common stock is listed in the OTC Grey Market under the Predecessor ticker symbol “LBAO” under which the common stock of Predecessor previously listed and traded until a new ticker symbol is released by the Financial Industry Regulatory Authority (“FINRA”). The Company’s CUSIP number is 90401U109. The CUSIP number for Predecessor’s common stock will be suspended at the market effective date of the release of ticker symbol if Predecessor’s corporate action is successfully approved and processed by FINRA.

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

PLAN OF OPERATION

Ultimate Holdings Group, Inc. (we, us, our, the "Company" or the "Registrant") was incorporated in the State of Nevada on July 30, 2021. The Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and, as of October 31, 2022, had made no efforts to identify a possible business combination. As a result, as of October 31, 2022, the Company had not conducted negotiations or entered into a letter of intent concerning any target business. The current business purpose of the Company is to seek the acquisition of or merger with, an existing company.

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

RESULTS OF OPERATIONS

We generated $0 in revenue for the three months ended October 31, 2022. Our operating expenses for the three months ended October 31, 2022 and October 31, 2021 were $4,850 and $385, respectively. Operating expenses were solely general and administrative in nature. Our net loss for the three month period ended October 31, 2022 and October 31, 2021 were $4,850 and $385, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have no known demands or commitments and are not aware of any events or uncertainties as of October 31, 2022 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of October 31, 2022.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2022. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended October 31, 2022 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 3 DEFAULTS UPON SENIOR SECURITIES

None.

Item 4 MINE SAFETY DISCLOSURES

Not applicable.

Item 5 Other Information

None.

Item 6 Exhibits

Exhibit No.	Description
3.1 (i)	Certificate of Incorporation (1)

3.1 (ii)	Restated Articles of Incorporation (2)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10-12G/A, as filed with the SEC on December 9, 2021 and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on October 24, 2022 and incorporated herein by this reference.
(3)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ultimate Holdings Group, Inc.

Dated: December 20, 2022

By:	/s/ Paul Moody
Paul Moody, Chief Executive Officer (Principal Executive Officer), Director