Form 10-Q
period 2023-01-31
Ultimate Holdings Group, Inc.
filed 2023-03-15
CIK 1888846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED January 31, 2023

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-056358

Ultimate Holdings GROUP, Inc.

(Exact name of registrant as specified in its charter)

Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

780 Reservoir Avenue #123 Cranston, RI	02910
(Address of principal executive offices)	(Zip Code)

Phone Number:  508-343-8127

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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 15, 2023: 611,600,000 shares of common stock.

Ultimate Holdings Group, Inc.

INDEX

PART I- FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Ultimate Holdings Group, Inc.

BALANCE SHEET

	January 31, 2023 (Unaudited)	July 31, 2022

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
TOTAL LIABILITIES	$-	$-

Stockholders’ Equity (Deficit)
Preferred stock ($0.001 par value, 20,000,000 shares authorized as of January 31, 2023; $0.001 par value, 5,000,000 shares authorized as of July 31, 2022; 0 issued and outstanding as of January 31, 2023 and July 31, 2022)	-	-
Common stock ($0.001 par value, 1,000,000,000 shares authorized as of January 31, 2023; $0.001 par value 200,000,000 shares authorized as of July 31, 2022; 611,600,000 and 0 issued and outstanding as of January 31, 2023 and July 31, 2022, respectively)	611,600	-
Additional paid-in capital	(595,305)	9,595
Accumulated deficit	(16,295)	(9,595)
Total Stockholders’ Equity (Deficit)	-	-

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

-F1-

Ultimate Holdings Group, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended January 31, 2023	Three Months Ended January 31, 2022	Six Months Ended January 31, 2023	Six Months Ended January 31, 2022
Operating Expenses
General and administrative expenses	$1,850	$350	$6,700	$735
Total Operating Expenses	1,850	350	6,700	735

Net Loss	$(1,850)	$(350)	$(6,700)	$(735)
Basic and Diluted net loss per common share	$(0.00)	$-	$(0.00)	$-

Weighted average number of common shares outstanding	312,447,826	-	156,223,913	-

The accompanying notes are an integral part of these unaudited financial statements.

-F2-

 Ultimate Holdings Group, Inc.

Statement of Changes in Stockholder (Deficit)

For the Period July 31, 2022 to January 31, 2023

(Unaudited)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, July 31, 2022	-	$-	$9,595	$(9,595)	$-
Expenses paid on behalf of the Company and contributed to capital	-	-	4,850	-	4,850
Net loss	-	-	-	(4,850)	(4,850)
Balances, October 31, 2022	-	$-	$14,445	$(14,445)	$-
Common shares issued in reorganization	611,600,000	611,600	(611,600)	-	-
Expenses paid on behalf of the Company and contributed to capital	-	-	1,850	-	1,850
Net loss	-	-	-	(1,850)	(1,850)
Balances, January 31, 2023	611,600,000	$611,600	$(595,305)	$(16,295)	$-

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

-F3-

Ultimate Holdings Group, Inc.

Statement of Cash Flows

(Unaudited)

	Six Months Ended January 31, 2023	Six Months Ended January 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,700)	$(735)
Changes in current assets and liabilities:
Accrued expenses	-	(3,400)
Net cash used in operating activities	(6,700)	(4,135)

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses contributed to capital	$6,700	$4,135
Net cash provided by financing activities	6,700	4,135

Net change in cash	$-	$-
Beginning cash balance	-	-
Ending cash balance	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

On November 15, 2022, the Company transmuted its business plan from that of a blank check shell company to a business combination related shell company with a holding company formation pursuant to a reorganization with Luboa Group, Inc. (“LBAO” or “Predecessor” ), a Nevada corporation. The reason for the change in the nature of our business plan is due to the fact that our sole director believed it to be in the best interest of the Company to complete a holding company reorganization (“Reorganization”) with LBAO pursuant to NRS 92A.180, NRS A.200, NRS 92A.230 and NRS 92A.250. The “Articles of Merger” pursuant to the Reorganization were filed and effective on November 15, 2022 with the Nevada Secretary of State.

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

The Board of Directors of Predecessor, Successor, and Merger Sub approved the Reorganization, shareholder approval not being required pursuant to NRS 92A.180;

The Reorganization constituted a tax-free organization pursuant to Section 368(a)(1) of the Internal Revenue Code;

Effects of Merger

The Merger shall have the effects set forth in the Agreement and Plan of Merger (attached as Exhibit 99 in the Form 8-K we filed with the Securities and Exchange Commission on November 21, 2022) pursuant to the applicable provisions set forth in NRS 92A.250. Without limiting the generality of the foregoing, and subject thereto, at the Effective Time, (i) right and title to all assets (including real estate and other property, if any) owned by, and every contract right possessed by, the Predecessor and Merger Sub shall vest in Predecessor, and (ii) all liabilities and obligations of the Predecessor and Merger Sub shall become the liabilities and obligations of Predecessor. The vesting of such rights, title, liabilities, and obligations in the Predecessor shall not be deemed to constitute an assignment or an undertaking or attempt to assign such rights, title, liabilities and obligations.

The conversion of securities of Predecessor into the identical and equivalent securities of Successor will not constitute a sale, resale or different security. Securities issued by Successor pursuant to the merger shall be deemed to have been acquired at the same time as the securities of the Predecessor exchanged in the merger. Successor securities issued solely in exchange for the securities of Predecessor as part of a reorganization of the Predecessor into a holding company structure. Stockholders received securities of the same class evidencing the same proportional interest in the holding company as they held in the Predecessor, and the rights and interests of the stockholders of such securities are substantially the same as those they possessed as stockholders of the Predecessor’s securities. Immediately following the merger, Successor has no significant assets other than securities of the Predecessor and its existing subsidiary(s) and has the same assets and liabilities on a consolidated basis as the Predecessor had before the merger. Stockholders of Predecessor became and now are the stockholders of Successor. On November 15, 2022, after the completion of the Holding Company Reorganization, the Company cancelled all of its stock held in Predecessor resulting in the Company as a stand-alone and separate entity with no subsidiaries, no assets and negligible liabilities. The assets and liabilities of Predecessor, if any remain with Predecessor.

On November 15, 2022, the Company, a business combination related shell company pursuant to Rule 405 of Regulation C and Exchange Act Rule 12b-2, completed a holding company reorganization (“Reorganization”) with Luboa Group, Inc. (a Nevada Corporation).

The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of the date of this report, the Company had not yet commenced any such operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents as of January 31, 2023 and July 31, 2022 were $0 for both periods.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of January 31, 2023 and July 31, 2022.

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

The Company does not have any potentially dilutive instruments as of January 31, 2023 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of January 31, 2023.

The Company’s stock-based compensation for the periods ended January 31, 2023 and January 31, 2022 was $0 for both periods.

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of January 31, 2023, the Company has incurred a net loss of approximately $16,295 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $3,422 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on July 30, 2021, and our fiscal year end of July 31, 2022, we have completed only two taxable fiscal years.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of January 31, 2023.

Note 6 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.001 as of January 31, 2023. There were no shares of preferred stock issued and outstanding as of January 31, 2023 and July 31, 2022.

Common Stock

The authorized common stock of the Company consists of 1,000,000,000 shares with a par value of $0.001 as of January 31, 2023. There were 611,600,000 and no shares of common stock issued and outstanding as of January 31, 2023 and July 31, 2022, respectively. On November 15, 2022, the Company underwent a reorganization whereby it merged, via a Merger Sub with Luboa Group, Inc. (“Predecessor”). After the reorganization, each share of Predecessor’s common stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid and non-assessable share of the Company’s common stock. The controlling shareholder of the Company is CRS Consulting, LLC, a Wyoming limited liability company controlled by Jeffrey DeNunzio, Thomas DeNunzio and Paul Moody. CRS Consulting, LLC is the beneficial holder of a total of 500,000,000 shares of Common Stock of the Company representing approximately 81.75% voting control of the Company. Paul Moody is the same officer/director of the Predecessor and Merger Sub. (see Note 1).

Additional Paid-In Capital

The Company’s sole officer and director, Paul Moody, paid expenses on behalf of the company totaling $6,700 during the period ended January 31, 2023.

The Company’s former sole officer and director, Thomas DeNunzio, paid expenses on behalf of the company totaling $8,635 during the period ended July 31, 2022.

The Company’s former sole officer and director, Thomas DeNunzio, paid expenses on behalf of the company totaling $960 during the period ended July 31, 2021.

The $16,295 in total payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

Note 7 - Related-Party Transactions

Office Space

We utilize the home office space and equipment of our management at no cost.

Note 8 - Subsequent Events

FINRA recently completed its review of our corporate action pursuant to the Reorganization detailed herein in Note 1. On or about March 1, 2023, Ultimate Holdings Group, Inc. was issued a CUSIP number of 90401U109 by CUSIP Global Services. The announcement of our corporate action and release of our ticker symbol “UHGI” was posted on the FINRA Daily List on March 1, 2023. The Market Effective date is March 2, 2023.

As a result of the Reorganization and FINRA’S subsequent completion of their review, Ultimate Holdings Group, Inc. began a quoted market in its common stock on March 2, 2023 under the ticker symbol “UHGI”.

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

PLAN OF OPERATION

Ultimate Holdings Group, Inc. (we, us, our, the "Company" or the "Registrant") was incorporated in the State of Nevada on July 30, 2021. The Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and, as of January 31, 2023, had made no efforts to identify a possible business combination. As a result, as of January 31, 2023, the Company had not conducted negotiations or entered into a letter of intent concerning any target business. The current business purpose of the Company is to seek the acquisition of or merger with, an existing company.

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

RESULTS OF OPERATIONS

We generated $0 in revenue for the three and six months ended January 31, 2023. Our operating expenses for the three months ended January 31, 2023 and January 31, 2022 were $1,850 and $350, respectively. Operating expenses were solely general and administrative in nature. Our net loss for the three month period ended January 31, 2023 and January 31, 2022 were $1,850 and $350, respectively.

Our operating expenses for the six months ended January 31, 2023 and January 31, 2022 were $6,700 and $735, respectively. Operating expenses were solely general and administrative in nature. Our net loss for the six month period ended January 31, 2023 and January 31, 2022 were $6,700 and $735, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have no known demands or commitments and are not aware of any events or uncertainties as of January 31, 2023 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of January 31, 2023.

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

Our Principal Executive Officer and Principal Financial Officer, Paul Moody, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2023. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended January 31, 2023 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: March 15, 2023

By:	/s/ Paul Moody
Paul Moody, Chief Executive Officer (Principal Executive Officer), Director