Form 10-Q
period 2023-04-30
Ultimate Holdings Group, Inc.
filed 2023-06-07
CIK 1888846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED April 30, 2023

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-056358

Ultimate Holdings GROUP, Inc.

(Exact name of registrant as specified in its charter)

Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2-18-23, Nishiwaseda Shinjuku-Ku, Tokyo, Japan	162-0051
(Address of principal executive offices)	(Zip Code)

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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 7, 2023: 611,600,000 shares of common stock.

Ultimate Holdings Group, Inc.

INDEX

PART I- FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Ultimate Holdings Group, Inc.

BALANCE SHEET

	April 30, 2023 (Unaudited)	July 31, 2022

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
TOTAL LIABILITIES	$-	$-

Stockholders’ Equity (Deficit)
Preferred stock ($0.001 par value, 20,000,000 shares authorized as of April 30, 2023; $0.001 par value, 5,000,000 shares authorized as of July 31, 2022; 0 issued and outstanding as of April 30, 2023 and July 31, 2022)	-	-
Common stock ($0.001 par value, 1,000,000,000 shares authorized as of April 30, 2023, $0.001 par value 200,000,000 shares authorized as of July 31, 2022; 611,600,000 and 0 issued and outstanding as of April 30, 2023 and July 31, 2022, respectively)	611,600	-
Additional paid-in capital	(594,240)	9,595
Accumulated deficit	(17,360)	(9,595)
Total Stockholders’ Equity (Deficit)	-	-

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

-F1-

Ultimate Holdings Group, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended April 30, 2023	Three Months Ended April 30, 2022	Nine Months Ended April 30, 2023	Nine Months Ended April 30, 2022
Operating Expenses
General and administrative expenses	$1,065	$1,850	$7,765	$2,585
Total Operating Expenses	1,065	1,850	7,765	2,585

Net Loss	$(1,065)	$(1,850)	$(7,765)	$(2,585)
Basic and Diluted net loss per common share	$(0.00)	$-	$(0.00)	$-

Weighted average number of common shares outstanding	312,447,826	-	156,223,913	-

The accompanying notes are an integral part of these unaudited financial statements.

-F2-

 Ultimate Holdings Group, Inc.

Statement of Changes in Stockholder (Deficit)

For the Period July 31, 2022 to April 30, 2023

(Unaudited)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, July 31, 2022	-	$-	$9,595	$(9,595)	$-
Expenses paid on behalf of the Company and contributed to capital	-	-	4,850	-	4,850
Net loss	-	-	-	(4,850)	(4,850)
Balances, October 31, 2022	-	$-	$14,445	$(14,445)	$-
Common shares issued in reorganization	611,600,000	611,600	(611,600)	-	-
Expenses paid on behalf of the Company and contributed to capital	-	-	1,850	-	1,850
Net loss	-	-	-	(1,850)	(1,850)
Balances, January 31, 2023	611,600,000	$611,600	$(595,305)	$(16,295)	$-
Expenses paid on behalf of the Company and contributed to capital	-	-	1,065	-	1,065
Net loss	-	-	-	(1,065)	(1,065)
Balances, April 30, 2023	611,600,000	$611,600	$(594,240)	$(17,360)	$-

 Ultimate Holdings, Inc.

Statement of Changes in Stockholder (Deficit)

For the Period July 31, 2021 to April 30, 2022

(Unaudited)

	Common Shares	Par Value Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, July 31, 2021	-	$-	$960	$(4,710)	$(3,750)
Expenses paid on behalf of the Company and contributed to capital	-	-	3,785	-	3,785
Net loss	-	-	-	(385)	(385)
Balances, October 31, 2021	-	$-	$4,745	$(5,095)	$(350)
Expenses paid on behalf of the Company and contributed to capital	-	-	350	-	350
Net loss	-	-	-	(350)	(350)
Balances, January 31, 2022	-	$-	$5,095	$(5,445)	$(350)
Expenses paid on behalf of the Company and contributed to capital	-	-	1,850	-	1,850
Net loss	-	-	-	(1,850)	(1,850)
Balances, April 30, 2022	-	$-	$6,946	$(7,295)	$(350)

The accompanying notes are an integral part of these unaudited financial statements.

-F3-

Ultimate Holdings Group, Inc.

Statement of Cash Flows

(Unaudited)

	Nine Months Ended April 30, 2023	Nine Months Ended April 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,765)	$(2,585)
Changes in current assets and liabilities:
Accrued expenses	-	(3,400)
Net cash used in operating activities	(7,765)	(5,985)

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses contributed to capital	$7,765	$5,985
Net cash provided by financing activities	7,765	5,985

Net change in cash	$-	$-
Beginning cash balance	-	-
Ending cash balance	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Each share of Predecessor’s common stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid and non-assessable share of Successor common stock. The control shareholder of Successor (at the time) was CRS Consulting, LLC, a Wyoming limited liability company controlled by Jeffrey DeNunzio, Thomas DeNunzio and Paul Moody. CRS Consulting, LLC was the beneficial holder of a total of 500,000,000 shares of Common Stock of the Company representing approximately 81.75% voting control of the Company. Paul Moody was the same officer/director of the Predecessor and Merger Sub. There were and remain approximately 611,600,000 shares of Common Stock issued and outstanding of the issuer.

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

On April 21, 2023, the “Company entered into a Share Purchase Agreement (the “Agreement”) by and among CRS Consulting, LLC, a Wyoming Limited Liability Company (“CRS”), Ultimate Holdings Group, Inc. (“UHGI”) and SKYPR LLC, a Delaware Limited Liability Company (“SKYPR”), pursuant to which, on April 21, 2023, (“Closing Date”), CRS sold 493,884,000 Shares of Common Stock, representing approximately 80.75% voting control of the Company, for consideration received. The consummation of the transactions resulted in a change in control of the Company, with SKYPR becoming the Company’s largest controlling stockholder. The sole member of SKYPR LLC, a Delaware Limited Liability Company, is Ryohei Uetaki. CRS Consulting, LLC is collectively controlled by its members Jeffrey DeNunzio, Thomas DeNunzio, and Paul Moody.

On the Closing Date, April 21, 2023, Mr. Paul Moody resigned as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer. In addition, Mr. Moody resigned as Director on the Closing Date and his resignation was effective upon the 10th day after the mailing of the Company’s information statement on Schedule 14f-1 to the Company’s stockholders.

On the Closing Date, Mr. Ryohei Uetaki was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director. Mr. Uetaki’s appointment as Director was effective upon the 10th day after the mailing of the Company’s information statement on Schedule 14f-1 to the Company’s stockholders.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents as of April 30, 2023 and July 31, 2022 were $0 for both periods.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of April 30, 2023 and July 31, 2022.

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

The Company does not have any potentially dilutive instruments as of April 30, 2023 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of April 30, 2023.

The Company’s stock-based compensation for the periods ended April 30, 2023 and April 30, 2022 was $0 for both periods.

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of April 30, 2023, the Company has incurred a net loss of approximately $16,295 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $3,422 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on July 30, 2021, and our fiscal year end of July 31, 2022, we have completed only two taxable fiscal years.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of April 30, 2023.

Note 6 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.001 as of April 30, 2023. There were no shares of preferred stock issued and outstanding as of April 30, 2023 and July 31, 2022.

Common Stock

The authorized common stock of the Company consists of 1,000,000,000 shares with a par value of $0.001 as of April 30, 2023. There were 611,600,000 and no shares of common stock issued and outstanding as of April 30, 2023 and July 31, 2022, respectively.

On November 15, 2022, the Company underwent a reorganization whereby it merged, via a Merger Sub with Luboa Group, Inc. (“Predecessor”). After the reorganization, each share of Predecessor’s common stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid and non-assessable share of the Company’s common stock. The controlling shareholder of the Company (at the time) was CRS Consulting, LLC, a Wyoming limited liability company controlled by Jeffrey DeNunzio, Thomas DeNunzio and Paul Moody. CRS Consulting, LLC (at the time) was the beneficial holder of a total of 500,000,000 shares of Common Stock of the Company representing approximately 81.75% voting control of the Company. Paul Moody was the same officer/director of the Predecessor and Merger Sub. (see Note 1).

Additional Paid-In Capital

The Company’s former sole officer and director, Paul Moody, paid expenses on behalf of the company totaling $6,700 during the period ended April 30, 2023.

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

None.

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

PLAN OF OPERATION

Ultimate Holdings Group, Inc. (we, us, our, the "Company" or the "Registrant") was incorporated in the State of Nevada on July 30, 2021. The Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and, as of April 30, 2023, had made no efforts to identify a possible business combination. As a result, as of April 30, 2023, the Company had not conducted negotiations or entered into a letter of intent concerning any target business. The current business purpose of the Company is to seek the acquisition of or merger with, an existing company.

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

RESULTS OF OPERATIONS

We generated $0 in revenue for the three and nine months ended April 30, 2023. Our operating expenses for the three months ended April 30, 2023 and April 30, 2022 were $1,065 and $1,850, respectively. Operating expenses were solely general and administrative in nature. Our net loss for the three month period ended April 30, 2023 and April 30, 2022 were $1,,065 and $1,850, respectively.

Our operating expenses for the nine months ended April 30, 2023 and April 30, 2022 were $7,765 and $2,585, respectively. Operating expenses were solely general and administrative in nature. Our net loss for the nine month period ended April 30, 2023 and April 30, 2022 were $7,765 and $2,585, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have no known demands or commitments and are not aware of any events or uncertainties as of April 30, 2023 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of April 30, 2023.

For future expenses we intend to be funded by our sole officer and director. There is a possibility that our sole officer and director, Mr. Ryohei Uetaki, may not loan or provide us any such funds.

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

Our Principal Executive Officer and Principal Financial Officer, Ryohei Uetaki, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2023. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended April 30, 2023 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

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

Ultimate Holdings Group, Inc.

Dated: June 7, 2023

By:	/s/ Ryohei Uetaki
Ryohei Uetaki, Chief Executive Officer (Principal Executive Officer), Director