Form 10-K
period 2023-07-31
Ultimate Holdings Group, Inc.
filed 2023-10-12
CIK 1888846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED July 31, 2023

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _________

COMMISSION FILE NUMBER: 000-56358

Ultimate Holdings Group, Inc.

(Exact name of registrant as specified in its charter)

Nevada	92-3764731
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2-18-23, Nishiwaseda Shinjuku-Ku, Tokyo, Japan	162-0051
(Address of Principal Executive Offices)	(Zip Code)

Securities to be registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001	The OTC Markets Group under the ticker “UHGI”	None

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

[X] Yes [  ] No

As of January 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $0 based on par value per share ($0.001), of the registrant’s common stock.

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date:

611,600,000 shares of common stock, $0.001 par value, issued and outstanding as of October 12, 2023

0 shares of preferred stock, $0.001 par value, issued and outstanding as of October 12, 2023.

Ultimate Holdings Group, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Annual Report on Form 10-K for the year ended July 31, 2023 (this “Report”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “may,” “should,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “estimate,” “potential,” “continue,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance, or achievements, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

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

The constituent corporations in the Reorganization were Luboa Group, Inc. (“LBAO” or “Predecessor”), the Company and Ultimate Holdings Merger Sub, Inc. (“Merger Sub”). Paul Moody was the sole director/officer of each constituent corporation in the Reorganization.

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

Each share of Predecessor’s common stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid and non-assessable share of Successor common stock. The control shareholder of Successor was CRS Consulting, LLC, a Wyoming limited liability company controlled by Jeffrey DeNunzio, Thomas DeNunzio and Paul Moody. At the time, CRS Consulting, LLC was the beneficial holder of a total of 500,000,000 shares of Common Stock of the Company representing approximately 81.75% voting control of the Company. Paul Moody was the same officer/director of the Predecessor and Merger Sub. Currently, there are approximately 611,600,000 shares of Common Stock issued and outstanding of the issuer.

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

FINRA completed its review of our corporate action pursuant to the Reorganization detailed herein. On or about March 1, 2023, Ultimate Holdings Group, Inc. was issued a CUSIP number of 90401U109 by CUSIP Global Services. The announcement of our corporate action and release of our ticker symbol “UHGI” was posted on the FINRA Daily List on March 1, 2023. The Market Effective date is March 2, 2023.

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

We use office space of our sole officer and director at no cost.

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

The analysis of new business opportunities will be undertaken by, or under the supervision of, Ryohei Uetaki, the sole officer and director of the Registrant. As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

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

We currently have 611,600,000 shares of common stock issued and outstanding.

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

We anticipate difficulty in obtaining financing from other sources since we have no income and zero cash reserves. We are presently reliant on capital contributions towards expenses from our sole officer and director, Ryohei Uetaki. Our sole officer and director has not guaranteed that he will continue to support our capital needs. Therefore, we may not have the ability to continue as a going concern.

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

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. We estimate such cost to be approximately $30,000. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

We presently have no employees apart from our management, which consists of one person, our sole officer and director, Mr. Ryohei Uetaki. Our sole officer and director is engaged in outside business activities and anticipates that he will devote to our business approximately ten (10) hours per week until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Furthermore, the analysis of new business opportunities will be undertaken by, or under the supervision of, Ryohei Uetaki, the sole officer and director of the Company, who is not a professional business analyst and in all likelihood will not be experienced in matters relating to the target business opportunity. The inexperience of Mr. Uetaki and the fact that the analysis and evaluation of a potential business combination is to be taken under his supervision may adversely impact the Company’s ability to identify and consummate a successful business combination. There is no guarantee that Mr. Uetaki will be able to identify a business combination target that is suitable for the Company. Ryohei Uetaki, the sole officer and director of the company, may hire third parties to conduct an analysis for a target company or any other business opportunities.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is quoted on the over-the-counter market (the “OTC Markets”) in the Pink Open® Market (the “Pink Market”) under the symbol “UHGI”. There is currently a limited trading market in the Company’s shares of Common Stock.

Set forth below are the range of high and low bid closing bid prices for the periods indicated as reported by the OTC Markets Group Inc. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Ultimate Holdings Group, Inc. was incorporated on July 30, 2021 in the State of Nevada. Ultimate Holdings Group, Inc. began a quoted market in its common stock on March 2, 2023 when FINRA issued and released the ticker symbol UHGI into the marketplace for Ultimate Holdings Group, Inc.

Quarter Ended	High Bid	Low Bid
July 31, 2023	$0.02	$0.02
April 30, 2023	$0.02	$0.02

Holders

As of the date of this Annual Report, we have 611,600,000 shares of common stock issued and outstanding.

As of the date of this Annual Report, we have approximately 99 shareholders of record of our Common Stock. This is inclusive of Cede and Co., which is deemed to be one shareholder of record. For further clarification, Cede & Co. is currently defined by the “NASDAQ”, as “a Nominee name for The Depository Trust Company, a large clearing house that holds shares in its name for banks, brokers and institutions in order to expedite the sale and transfer of stock.”

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

During the next 12 months we anticipate incurring costs related to:

(i) filing of Exchange Act reports (legal, accounting and auditing fees) in the amount of approximately $30,000; and

(ii) costs relating to consummating an acquisition in the amount of approximately $30,000 to pay for legal fees and audit fees.

We believe we will be able to meet the costs of filing Exchange Act reports during the next 12 months through use of funds to be loaned to or invested in us by Mr. Ryohei Uetaki, our sole officer and director. However, there is no guarantee that such additional funds will be made available to us or on terms that are favorable to us. If we enter into a business combination with a target entity, we will require the target company to pay the acquisition related fees and expenses as a condition precedent to such an agreement. To date, we have had no discussions with our sole officer and director, Mr. Ryohei Uetaki, regarding funding and no funding commitment for future expenses has been obtained. If in the future we need funds to pay expenses, we will consider these and other yet to be identified options for raising funds and/or paying expenses. Obviously, if Mr. Uetaki, does not loan to or invest sufficient funds in us, then we will not be able to meet our SEC reporting obligations and will not be able to attract a private company with which to combine.

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

Liquidity

We have no known demands or commitments and are not aware of any events or uncertainties as of July 31, 2023 and July 31, 2022 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of July 31, 2023 and July 31, 2022.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ultimate Holdings Group, Inc. (the "Company") as of July 31, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC  (PCAOB ID 5041)

We have served as the Company's auditor since 2022

Lakewood, CO

October 10, 2023

- F2 -

Ultimate Holdings Group, Inc.

Balance Sheet

	As of	As of
	July 31, 2023	July 31, 2022

ASSETS
Current Assets
Prepaid expenses	$16,306	$-

TOTAL CURRENT ASSETS	16,306	-

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Due to related party	$20,006	$-

TOTAL CURRENT LIABILITIES	20,006	-

Shareholders' Deficit
Preferred stock ($0.001 par value, 20,000,000 shares authorized as of July 31, 2023; $0.001 par value, 5,000,000 shares authorized as of July 31, 2022; 0 issued and outstanding as of as of July 31, 2023 and 2022)	-	-
Common stock ($0.001 par value, 1,000,000,000 shares authorized as of July 31, 2023; $0.001 par value 200,000,000 shares authorized as of July 31, 2022; 611,600,000 and 0 issued and outstanding as of July 31, 2023 and 2022, respectively)	611,600	-
Additional paid-in capital	(594,240)	9,595
Accumulated deficit	(21,182)	(9,595)
Accumulated other comprehensive income	122	-

TOTAL SHAREHOLDERS' DEFICIT	(3,700)	-

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$16,306	$-

The accompanying notes are an integral part of these audited financial statements.

- F3 -

Ultimate Holdings Group Inc.

Statements of Operations and Comprehensive Income

	Year Ended	Year Ended
	July 31, 2023	July 31, 2022

OPERATING EXPENSE
General and administrative expenses	$11,587	$4,885

Total Operating Expenses	11,587	4,885

NET LOSS	$(11,587)	$(4,885)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	122	-

TOTAL COMPREHENSIVE LOSS	$(11,465)	$(4,885)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	132,656,901	-

The accompanying notes are an integral part of these audited financial statements.

- F4 -

Ultimate Holdings Group, Inc.

Statement of Shareholders’ Deficit

				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON STOCK		PAID IN	COMPREHENSIVE	ACCUMULATED	TOTAL
	NUMBER	AMOUNT	CAPITAL	INCOME	DEFICIT	DEFICIT

Balance - July 31, 2021	-	$-	$960	$-	$(4,710)	$(3,750)
Expenses paid on behalf of the Company and contributed to capital	-	-	8,635	-	-	8,635
Net loss	-	-	-	-	(4,885)	(4,885)

Balance - July 31, 2022	-	$-	$9,595	$-	$(9,595)	$-

Expenses paid on behalf of the Company and contributed to capital	-	-	7,765	-	-	(603,835)
Common shares issued in reorganization	611,600,000	611,600	(611,600)	-	-	611,600
Net loss	-	-	-	-	(11,587)	(11,587)
Foreign currency translation	-	-	-	122	-	122

Balance - July 31, 2023	611,600,000	$611,600	$(594,240)	$122	$(21,182)	$(3,700)

The accompanying notes are an integral part of these audited financial statements.

- F5 -

Ultimate Holdings Group, Inc.

Statements of Cash Flows

	Year Ended	Year Ended
	July 31, 2023	July 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(11,587)	$(4,885)
Changes in operating assets and liabilities:
Prepaid expenses	(16,306)	-
Accrued expenses	-	(3,750)
Net cash used in operating activities	(27,893)	(8,635)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party	20,006	-
Net cash provided by (used in) financing activities	20,006	-

Net effect of exchange rate changes on cash	122	-

Net Change in Cash and Cash Equivalents	$-	$-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

NON-CASH TRANSACTIONS
Expenses contributed to capital	$7,765	$8,635
Common shares issued in reorganization	611,600	-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	-	-

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

The constituent corporations in the Reorganization were Luboa Group, Inc. (“LBAO” or “Predecessor”), the Company and Ultimate Holdings Merger Sub, Inc. (“Merger Sub”). Paul Moody was the sole director/officer of each constituent corporation in the Reorganization.

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

Each share of Predecessor’s common stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid and non-assessable share of Successor common stock. The control shareholder of Successor was CRS Consulting, LLC, a Wyoming limited liability company controlled by Jeffrey DeNunzio, Thomas DeNunzio and Paul Moody. CRS Consulting, LLC was the beneficial holder of a total of 500,000,000 shares of Common Stock of the Company representing approximately, at the time, 81.75% voting control of the Company. Paul Moody was the same officer/director of the Predecessor and Merger Sub. Currently, there are approximately 611,600,000 shares of Common Stock issued and outstanding of the issuer.

The Board of Directors of Predecessor, Successor, and Merger Sub approved the Reorganization, shareholder approval not being required pursuant to NRS 92A.180;

The Reorganization constituted a tax-free organization pursuant to Section 368(a)(1) of the Internal Revenue Code;

The Merger shall have the effects set forth in the Agreement and Plan of Merger (attached as Exhibit 99 in the Form 8-K filed with the Securities and Exchange Commission on November 21, 2022) pursuant to the applicable provisions set forth in NRS 92A.250. Without limiting the generality of the foregoing, and subject thereto, at the Effective Time, (i) right and title to all assets (including real estate and other property, if any) owned by, and every contract right possessed by, the Predecessor and Merger Sub shall vest in Predecessor, and (ii) all liabilities and obligations of the Predecessor and Merger Sub shall become the liabilities and obligations of Predecessor. The vesting of such rights, title, liabilities, and obligations in the Predecessor shall not be deemed to constitute an assignment or an undertaking or attempt to assign such rights, title, liabilities and obligations.

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

FINRA completed its review of our corporate action pursuant to the Reorganization detailed herein in Note 1. On or about March 1, 2023, Ultimate Holdings Group, Inc. was issued a CUSIP number of 90401U109 by CUSIP Global Services. The announcement of our corporate action and release of our ticker symbol “UHGI” was posted on the FINRA Daily List on March 1, 2023. The Market Effective date is March 2, 2023. As a result of the Reorganization and FINRA’S subsequent completion of their review, Ultimate Holdings Group, Inc. began a quoted market in its common stock on March 2, 2023 under the ticker symbol “UHGI”.

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

On the Closing Date, April 21, 2023, Mr. Paul Moody resigned as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer. In addition, Mr. Moody resigned as Director on the Closing Date.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents as of July 31, 2023 and July 31, 2022 were $0 for both periods.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of July 31, 2023 and July 31, 2022.

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

The Company does not have any potentially dilutive instruments as of July 31, 2023 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of July 31, 2023.

The Company’s stock-based compensation for the periods ended July 31, 2023 and July 31, 2022 was $0 for both periods.

Foreign Currency Translation

The Company maintains its books and record in its local currency, Japanese YEN (“JPY”), which is a functional currency as being the primary currency of the economic environment in which its operation is conducted. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In accordance with ASC Topic 830-30, “Translation of Financial Statement”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. Shareholders’ equity is translated at historical exchange rate at the time of transaction. The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive income within the statements of shareholders’ equity.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

July 31, 2023
Current JPY: US$1 exchange rate	142.28
Average JPY: US$1 exchange rate	137.74

Comprehensive Income or Loss

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statements of shareholders’ equity consists of changes in unrealized gains and losses on foreign currency translation.

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of July 31, 2023, the Company has incurred a net loss of approximately $16,295 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $3,422 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on July 30, 2021, and our fiscal year end of July 31, 2022, we have completed only two taxable fiscal years.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of July 31, 2023.

Note 6 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.001 as of July 31, 2023. There were no shares of preferred stock issued and outstanding as of July 31, 2023 and July 31, 2022.

Common Stock

The authorized common stock of the Company consists of 1,000,000,000 shares with a par value of $0.001 as of July 31, 2023. There were 611,600,000 and 111,600,000 shares of common stock issued and outstanding as of July 31, 2023 and July 31, 2022, respectively.

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

Additional Paid-In Capital

The Company’s former sole officer and director, Paul Moody, paid expenses on behalf of the company totaling $6,700 during the period ended July 31, 2023.

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

Note 7 - Related-Party Transactions

Due to related party

For the year ended July 31, 2023, the Company borrowed $20,006 from Haribin Co., Ltd., a Japan corporation (“Haribin”). Ryohei Uetaki, our CEO, owns 100% of Haribin's shares. The total due as of July 31, 2023 was $20,006, and were unsecured, due on demand and non-interest bearing.

Office Space

We utilize the office space and equipment of our management at no cost.

Note 8 - Subsequent Events

Management has reviewed financial transactions for the Company subsequent to the period ended July 31, 2023 and has found that there was nothing material to disclose.

- F8 -

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15e and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, which at this time consists solely of our officer and director, Ryohei Uetaki.

As of July 31, 2023, the end of the year covered by this Report, we carried out an evaluation, under the supervision of Mr. Uetaki, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. Mr. Uetaki concluded that the disclosure controls and procedures were not effective as of the end of the year covered by this Report due to material weaknesses identified below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, comprised solely of Ryohei Uetaki, is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting using the criteria in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Based on our evaluation under the framework in COSO, our management concluded that our internal control over financial reporting was ineffective as of July 31, 2023 based on such criteria. Deficiencies existed in the design or operation of our internal control over financial reporting that adversely affect our internal controls and that may be considered material weaknesses. A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the determination that there was a lack of resources to provide segregation of duties consistent with control objectives, the lack of a formal audit committee, and the lack of a formal review process that includes multiple levels of review over financial disclosure and reporting processes, management has determined that material weaknesses existed as of July 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) that have occurred during the fourth quarter ended July 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our current executive officers and directors and additional information concerning them are as follows:

Name	Age	Position(s)

Ryohei Uetaki	48	Chief Executive Officer, Chief Financial Officer, and Director

Ryohei Uetaki, Chief Executive Officer, Chief Financial Officer, and Director

Mr. Ryohei Uetaki graduated from the Osaka Gakuin University Faculty of Commerce in 1997. In 2000, he incorporated Zero Step Ltd and assumed the position of president. In 2006, Zero Step Ltd ceased all operations. In 2006, Mr. Uetaki joined EAZ Holdings Ltd as a director in charge of the company’s marketing efforts. Mr. Uetaki remained as director of EAZ until 2007. From 2007 to 2019, he was engaged as an independent business consultant. From 2017 to 2018, he served as an associated professor of Keio University Graduate School. On October 25, 2019, he was appointed as the president, CEO and director of World Scan Project, Inc. On January 10, 2020, he was appointed as the CEO and member of SKYPR LLC. Inc. On January 22, 2020, he was appointed as the president, CEO and director of World Scan Project Corporation. October 19, 2020, he was appointed as the president, CEO and director of Kids Cell Technologies, Inc.. On November 18, 2020, he was appointed as the president, CEO and director of Kids Cell Technologies Corporation. On April 21, 2023, he was appointed as the president, CEO and director of Ultimate Holdings, Inc.. Currently, he serves as the officer and director of World Scan Project, Inc., World Scan project Corporation, SKYPR LLC and Ultimate Holdings, Inc..

Due to Mr. Uetaki’s diverse business experience, the Board has determined it is in the best interest of the company to appoint him as the company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer and Director.

Committees of the Board

We currently do not have nominating, compensation, or audit committees, or committees performing similar functions, nor do we have a written nominating, compensation, or audit committee charter. Our board of directors, comprised solely of Ryohei Uetaki, believes that it is not necessary to have such committees given our current size and the limited scope of our business. Currently, our board of directors is performing the functions of such committees.

In lieu of an Audit Committee, our board of directors, comprised solely of Ryohei Uetaki, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results, and effectiveness of the annual audit of our financial statements and other services provided by our independent registered public accounting firm. Our board of directors, our Chief Executive Officer, and our Chief Financial Officer, all of whom are Ryohei Uetaki, review our internal accounting controls, practices, and policies.

Audit Committee Financial Expert

Our board of directors, comprised solely of Ryohei Uetaki, has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. We believe that given our current size and the limited scope of our business, retaining an independent director who would qualify as an audit committee financial expert would be overly costly and burdensome. We will consider establishing an Audit Committee, and identifying an individual to serve as an independent director and as the audit committee financial expert when so required.

Involvement in Certain Legal Proceedings

None of our executive officers and directors, comprised solely of Ryohei Uetaki, have been involved in or a party to any of the following events or actions during the past ten years:

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

Code of Ethics

We have not adopted a formal Code of Ethics. We only have one employee, our sole officer and director, Ryohei Uetaki. In the event we commence operations, or the number of employees, number of officers, and/or number of directors increases in the future, we may take actions to adopt a formal Code of Ethics.

Nomination of Directors

As of July 31, 2023, we had not effected any material changes to the procedures by which our stockholders may recommend nominees to our board of directors. As of July 31, 2023, we do not have any stockholders. We do not have any defined policy or procedural requirements for stockholders to submit recommendations or nominations for directors. Our board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors will assess all candidates, whether submitted by management or future stockholders, and make recommendations for election or appointment.

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

Based solely on a review of the copies of such forms that were received by the Company, the Company is not aware of any failures to file reports or report transactions in a timely manner during the year ended July 31, 2023.

Family Relationships

There are no family relationships among our directors or executive officers. We have only one officer and director at this time.

Arrangements

There are no arrangements or understandings between an executive officer or director and any other person pursuant to which he was selected as an executive officer or director.

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers, which is defined as follows: (i) all individuals serving as our principal executive officer during the year ended July 31, 2023 and or July 31, 2022; (ii) each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended July 31, 2023 and or July 31, 2022; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer as of the end of the year ended July 31, 2023 and or July 31, 2022.

Name and principal position	Fiscal Year Ended July 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ryohei Uetaki, President, CEO, CFO, and Director (1)	2023	0	0	0	0	0	0	0	0
Paul Moody, Former President, CEO, CFO, and Director (2)	2023	0	0	0	0	0	0	0	0
Thomas DeNunzio, Former President, CEO, CFO, and Director (3)	2023	0	0	0	0	0	0	0	0
Thomas DeNunzio, Former President, CEO, CFO, and Director	2022	0	0	0	0	0	0	0	0

(1) On April 21, 2023, Ryohei Uetaki was appointed as Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer.

(2) On October 19, 2022, Paul Moody was appointed as Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer. On April 21, 2023, Paul Moody resigned as Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer.

(3) On July 30, 2021, Thomas DeNunzio was appointed as Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer. On October 19, 2022, Thomas DeNunzio resigned as Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer.

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards at the year ended July 31, 2023.

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

Compensation of Directors

We did not pay any of our directors any compensation during the fiscal year ended July 31, 2023, whether in their capacity as a named executive officer or as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of July 31, 2022, the number of shares of common stock owned of record and beneficially by (i) each of our current directors, (ii) each of our named executive officers, (iii) our directors and executive officers as a group, and (iv) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding common stock. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to the number of shares indicated as beneficial owned by them.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Preferred Stock Beneficially Owned	Shares of Preferred Stock Voting Percentage Beneficially Owned	Total Approximate Voting Percentage Beneficially Owned (1)
Executive Officers and Directors
Ryohei Uetaki (1) Address: 2-18-23, Nishiwaseda, Shinjuku-Ku, Tokyo, 162-0051, Japan	493,884,000	80.75%	-	-	80.75%
5% or greater shareholders
SKYPR, LLC (1) Address: 2-18-23, Nishiwaseda, Shinjuku-Ku, Tokyo, 162-0051, Japan	493,884,000	80.75%	-	-	80.75%
Zhuohong International Development	51,256,773	8.38%	-	-	8.38%

(1) Ryohei Uetaki currently serves as our Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer. Ryohei Uetaki owns 100% of the membership interests in SKYPR LLC., a Delaware Limited Liability Company, which owns 493,884,000 shares of our common stock. The table above includes the share ownership of SKYPR LLC held directly in its name, and Mr. Uetaki’s indirect ownership which is solely comprised of the shares held in the name of SKYPR, LLC.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Changes in Control

On April 21, 2023, the Company entered into a Share Purchase Agreement (the “Agreement”) by and among CRS Consulting, LLC, a Wyoming Limited Liability Company (“CRS”), Ultimate Holdings Group, Inc. (“UHGI”) and SKYPR LLC, a Delaware Limited Liability Company (“SKYPR”), pursuant to which, on April 21, 2023, (“Closing Date”), CRS sold 493,884,000 Shares of Common Stock, representing approximately 80.75% voting control of the Company, for consideration received. The consummation of the transactions resulted in a change in control of the Company, with SKYPR becoming the Company’s largest controlling stockholder. The sole member of SKYPR LLC, a Delaware Limited Liability Company, is Ryohei Uetaki. CRS Consulting, LLC is collectively controlled by its members Jeffrey DeNunzio, Thomas DeNunzio, and Paul Moody.

Item 13. Certain Relationships and Related Transactions.

Due to related party

For the year ended July 31, 2023, the Company borrowed $20,006 from Haribin Co., Ltd., a Japan corporation (“Haribin”). Ryohei Uetaki, our CEO, owns 100% of Haribin's shares. The total due as of July 31, 2023 was $20,006, and were unsecured, due on demand and non-interest bearing.

Office Space

We utilize the office space and equipment of our management at no cost.

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

Item 14. Principal Accounting Fees and Services.

Below is the approximate aggregate amount of fees billed for professional services rendered by our principal accountants with respect to the year ended July 31, 2023, and July 31, 2022 respectively.

		2023	2022
Audit and review fees	BF Borgers CPA PC	$6,857	$6,500
Audit-related fees		-	-
Tax fees		-	-
All other fees		-	-

Total		$6,857	$6,500

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

By: /s/ Ryohei Uetaki

Ryohei Uetaki

Chief Executive Officer and Chief Financial Officer,

(Principal Executive Officer and Principal Financial Officer)

Dated: October 12, 2023

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ryohei Uetaki

Ryohei Uetaki

Chief Executive Officer, and Chief Financial Officer

(Principal Executive Officer and Principal Financial Officer)

Dated: October 12, 2023