Form 10-Q
period 2024-01-31
Ultimate Holdings Group, Inc.
filed 2024-02-16
CIK 1888846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED January 31, 2024

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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 16, 2024: 611,600,000 shares of common stock.

Ultimate Holdings Group, Inc.

INDEX

PART I- FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Ultimate Holdings Group, Inc.

BALANCE SHEET

	As of	As of
	January 31, 2024 (Unaudited)	July 31, 2023

ASSETS
Current Assets
Prepaid expenses	$8,987	$16,306

TOTAL CURRENT ASSETS	8,987	16,306

TOTAL ASSETS	$8,987	$16,306

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Due to related party	$105,286	$20,006

TOTAL CURRENT LIABILITIES	105,286	20,006

Shareholders’ Deficit
Preferred stock ($0.001 par value, 20,000,000 shares authorized as of January 31, 2024 and as of July 31, 2023, respectively; 0 issued and outstanding as of as of January 31, 2024 and July 31, 2023, respectively)	-	-
Common stock ($0.001 par value, 1,000,000,000 shares authorized as of January 31, 2024 and as of July 31, 2023, respectively; 611,600,000 issued and outstanding as of January 31, 2024 and July 31, 2023, respectively)	611,600	611,600
Additional paid-in capital	(594,240)	(594,240)
Accumulated deficit	(113,828)	(21,182)
Accumulated other comprehensive income	168	122

TOTAL SHAREHOLDERS’ DEFICIT	(96,299)	(3,700)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$8,987	$16,306

The accompanying notes are an integral part of these unaudited financial statements.

-F1-

Ultimate Holdings Group, Inc.

Statement of Operations

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	January 31, 2024	January 31, 2023	January 31, 2024	January 31, 2023

OPERATING EXPENSE
General and administrative expenses	$37,396	$1,850	$92,645	$6,700

Total Operating Expenses	37,396	1,850	92,645	6,700

NET LOSS	$(37,396)	$(1,850)	$(92,645)	$(6,700)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(1,738)	-	46	-

TOTAL COMPREHENSIVE LOSS	$(39,134)	$(1,850)	$(92,599)	$(6,700)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	611,600,000	312,447,826	611,600,000	156,223,913

The accompanying notes are an integral part of these unaudited financial statements.

-F2-

 Ultimate Holdings Group, Inc.

Statement of Changes in Stockholder (Deficit)

(Unaudited)

				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON STOCK		PAID IN	COMPREHENSIVE	ACCUMULATED	TOTAL
	NUMBER	AMOUNT	CAPITAL	INCOME	DEFICIT	DEFICIT

Balance - July 31, 2022	-	$-	$9,595	$-	$(9,595)	$-
Expenses paid on behalf of the Company and contributed to capital	-	-	4,850	-	-	4,850
Net loss	-	-	-	-	(4,850)	(4,850)

Balance - October 31, 2022	-	$-	$14,445	$-	$(14,445)	$-

Common shares issued in reorganization	611,600,000	611,600	(611,600)	-	-	-
Expenses paid on behalf of the Company and contributed to capital	-	-	1,850	-	-	1,850
Net loss	-	-	-	-	(1,850)	(1,850)

Balance - January 31, 2023	611,600,000	$611,600	$(595,305)	$-	$(16,295)	$-

Balance - July 31, 2023	611,600,000	$611,600	$(594,240)	$122	$(21,182)	$(3,700)
						-
Net loss	-	-	-	-	(55,249)	(55,249)
Foreign currency translation	-	-	-	1,784	-	1,784

Balance - October 31, 2023	611,600,000	$611,600	$(594,240)	$1,906	$(76,431)	$(57,165)
						-
Net loss	-	-	-	-	(37,396)	(37,396)
Foreign currency translation	-	-	-	(1,738)	-	(1,738)

Balance - January 31, 2024	611,600,000	$611,600	$(594,240)	$168	$(113,828)	$(96,299)

The accompanying notes are an integral part of these unaudited financial statements.

-F3-

Ultimate Holdings Group, Inc.

Statement of Cash Flows

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	January 31, 2024	January 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(92,645)	$(6,700)
Changes in operating assets and liabilities:
Prepaid expenses	6,803	-
Net cash used in operating activities	(85,842)	(6,700)

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses contributed to capital	-	6,700
Proceeds from due to related party	85,842	-
Net cash provided by (used in) financing activities	85,842	6,700

Net Change in Cash and Cash Equivalents	$-	$-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	-	-

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

Each share of Predecessor’s common stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid and non-assessable share of Successor common stock. The control shareholder of Successor, at the time, was CRS Consulting, LLC, a Wyoming limited liability company controlled by Jeffrey DeNunzio, Thomas DeNunzio and Paul Moody. CRS Consulting, LLC was the beneficial holder of a total of 500,000,000 shares of Common Stock of the Company representing approximately 81.75% voting control of the Company. Paul Moody was the same officer/director of the Predecessor and Merger Sub. Currently, there are approximately 611,600,000 shares of Common Stock issued and outstanding of the issuer.

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

On the Closing Date, April 21, 2023, Mr. Paul Moody resigned as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer. In addition, Mr. Moody resigned as Director on the Closing Date and his resignation is effective upon the 10th day after the mailing of the Company’s information statement on Schedule 14f-1 to the Company’s stockholders.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents as of January 31, 2024 and July 31, 2023 were $0 for both periods.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of January 31, 2024 and July 31, 2023.

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

The Company does not have any potentially dilutive instruments as of January 31, 2024 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of January 31, 2024.

The Company’s stock-based compensation for the periods ended January 31, 2024 and January 31, 2023 was $0 for both periods.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

January 31, 2024
Current JPY: US$1 exchange rate	146.88
Average JPY: US$1 exchange rate	146.99

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of January 31, 2024, the Company has incurred a net loss of approximately $55,249 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $11,602 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on July 30, 2021, and our fiscal year end of July 31, 2023, we have completed only two taxable fiscal years.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of January 31, 2024.

Note 6 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.001 as of January 31, 2024. There were no shares of preferred stock issued and outstanding as of January 31, 2024 and July 31, 2023.

Common Stock

The authorized common stock of the Company consists of 1,000,000,000 shares with a par value of $0.001 as of January 31, 2024. There were 611,600,000 and no shares of common stock issued and outstanding as of January 31, 2024 and July 31, 2023, respectively.

On November 15, 2022, the Company underwent a reorganization whereby it merged, via a Merger Sub with Luboa Group, Inc. (“Predecessor”). After the reorganization, each share of Predecessor’s common stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid and non-assessable share of the Company’s common stock. The controlling shareholder of the Company was CRS Consulting, LLC, a Wyoming limited liability company controlled by Jeffrey DeNunzio, Thomas DeNunzio and Paul Moody. CRS Consulting, LLC was the beneficial holder of a total of 500,000,000 shares of Common Stock of the Company representing approximately 81.75% voting control of the Company at the time. Paul Moody was the same officer/director of the Predecessor and Merger Sub. (see Note 1).

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

Note 7 - Related-Party Transactions

Due to related party

For the six months ended January 31, 2024, the Company borrowed $85,906 from Haribin Co., Ltd., a Japan corporation (Haribin”). Ryohei Uetaki, our CEO, owns 100% of Haribin's shares. The total due as of January 31, 2024 was $105,286, and were unsecured, due on demand and non-interest bearing.

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

PLAN OF OPERATION

Ultimate Holdings Group, Inc. (we, us, our, the "Company" or the "Registrant") was incorporated in the State of Nevada on July 30, 2021. The Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and, as of January 31, 2024, had made no efforts to identify a possible business combination. As a result, as of January 31, 2024, the Company had not conducted negotiations or entered into a letter of intent concerning any target business. The current business purpose of the Company is to seek the acquisition of or merger with, an existing company.

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

RESULTS OF OPERATIONS

We generated $0 in revenue for the six months ended January 31, 2024. Our operating expenses for the six months ended January 31, 2024 and January 31, 2023 were $92,645 and $6,700, respectively. Operating expenses were solely general and administrative in nature. Our net loss for the six months period ended January 31, 2024 and January 31, 2023 were $92,645 and $6,700, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have no known demands or commitments and are not aware of any events or uncertainties as of January 31, 2024 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of January 31, 2024.

For future expenses we intend to be funded by our sole officer and director. However, there is no guarantee that such additional funds will be made available to us as Mr. Uetaki has entered into no formal agreement to provide funding to the company.

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

Our Principal Executive Officer and Principal Financial Officer, Ryohei Uetaki, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2024. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended January 31, 2024 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: February 16, 2024

By:	/s/ Ryohei Uetaki
Ryohei Uetaki, Chief Executive Officer (Principal Executive Officer), Director