Form 10-Q
period 2024-04-30
Ultimate Holdings Group, Inc.
filed 2024-07-31
CIK 1888846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED April 30, 2024

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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 31, 2024, 611,600,000 shares of common stock.

Ultimate Holdings Group, Inc.

INDEX

PART I- FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Ultimate Holdings Group, Inc.

BALANCE SHEETs

(UNAUDITED)

	As of	As of
	April 30, 2024	July 31, 2023

ASSETS
Current Assets
Prepaid expenses	$8,365	$16,306

Total Current Assets	8,365	16,306

TOTAL ASSETS	$8,365	$16,306

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Due to related party	$134,456	$20,006

Total Current Liabilities	134,456	20,006

TOTAL LIABILITIES	134,456	20,006

Shareholders’ Deficit
Preferred stock ($0.001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding as of April 30, 2024 and July 31, 2023)	-	-
Common stock ($0.001 par value, 1,000,000,000 shares authorized; 611,600,000 shares issued and outstanding as of April 30, 2024 and July 31, 2023)	611,600	611,600
Additional paid-in capital	(594,240)	(594,240)
Accumulated deficit	(151,747)	(21,182)
Accumulated other comprehensive income	8,296	122
Total Shareholders’ Deficit	(126,091)	(3,700)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$8,365	$16,306

The accompanying notes are an integral part of these unaudited financial statements.

-F1-

Ultimate Holdings Group, Inc.

StatementS of Operations AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2024	April 30, 2023	April 30, 2024	April 30, 2023

OPERATING EXPENSES
General and administrative expenses	$37,920	$1,065	$130,565	$7,765

Total Operating Expenses	37,920	1,065	130,565	7,765

Loss Before Income Taxes	37,920	1,065	130,565	7,765

Provision for Income Taxes
Income tax expense	-	-	-	-

NET LOSS	$(37,920)	$(1,065)	$(130,565)	$(7,765)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	8,128	-	8,174	-

TOTAL COMPREHENSIVE LOSS	$(29,792)	$(1,065)	$(122,391)	$(7,765)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	611,600,000	611,600,000	611,600,000	415,629,304

The accompanying notes are an integral part of these unaudited financial statements.

-F2-

 Ultimate Holdings Group, Inc.

StatementS of Changes in SHAREHOLDERS’ Deficit

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2024 AND 2023

(Unaudited)

				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON STOCK		PAID-IN	COMPREHENSIVE	ACCUMULATED
	NUMBER	AMOUNT	CAPITAL	INCOME	DEFICIT	TOTAL

Balance - July 31, 2022	111,600,000	$111,600	$(102,005)	$-	$(9,595)	$-

Capital contribution from shareholders	-	-	4,850	-	-	4,850
Net loss	-	-	-	-	(4,850)	(4,850)
Balance - October 31, 2022	111,600,000	$111,600	$(97,155)	$-	$(14,445)	$-

Common shares issued in reorganization	500,000,000	500,000	(500,000)	-	-	-
Capital contribution from shareholders	-	-	1,850	-	-	1,850
Net loss	-	-	-	-	(1,850)	(1,850)
Balance - January 31, 2023	611,600,000	$611,600	$(595,305)	$-	$(16,295)	$-

Capital contribution from shareholders	-	-	1,065	-	-	1,065
Net loss	-	-	-	-	(1,065)	(1,065)
Balance - April 30, 2023	611,600,000	$611,600	$(594,240)	$-	$(17,360)	$-

Balance - July 31, 2023	611,600,000	$611,600	$(594,240)	$122	$(21,182)	$(3,700)

Net loss	-	-	-	-	(55,249)	(55,249)
Foreign currency translation	-	-	-	1,784	-	1,784
Balance - October 31, 2023	611,600,000	$611,600	$(594,240)	$1,906	$(76,431)	$(57,165)

Net loss	-	-	-	-	(37,396)	(37,396)
Foreign currency translation	-	-	-	(1,738)	-	(1,738)
Balance - January 31, 2024	611,600,000	$611,600	$(594,240)	$168	$(113,827)	$(96,299)

Net loss	-	-	-	-	(37,920)	(37,920)
Foreign currency translation	-	-	-	8,128	-	8,128
Balance - April 30, 2024	611,600,000	$611,600	$(594,240)	$8,296	$(151,747)	$(126,091)

The accompanying notes are an integral part of these unaudited financial statements.

-F3-

Ultimate Holdings Group, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	April 30, 2024	April 30, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(130,565)	$(7,765)
Changes in assets and liabilities:
Prepaid expenses	7,941	-
Due to related party	114,450	7,765
Net cash used in operating activities	(8,174)	-

Effect of exchange rate changes	8,174	-

Net Change in Cash and Cash Equivalents	$-	$-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

NON-CASH TRANSACTIONS
Expenses paid by related parties as capital contributions	$-	$7,765

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

-F4-

Ultimate Holdings Group, Inc.

Notes to Unaudited Financial Statements

Note 1 - Organization and Description of Business

Ultimate Holdings, Inc. (we, us, our, or the "Company") was incorporated by Thomas DeNunzio on July 30, 2021 in the State of Nevada.

On October 19, 2022, Mr. Thomas DeNunzio resigned as the Company’s Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer. There was no arrangement or understanding among the newly appointed officer and director or any other person pursuant to which they were appointed as a director and officer of the Company.

On October 19, 2022, Mr. Paul Moody was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer. At this time, the Company did not have any written employment agreements or other formal compensation agreements with our new officer and director.

On November 15, 2022, the Company (“Successor”) transmuted its business plan from that of a blank check shell company to a business combination related shell company with a holding company formation pursuant to a reorganization with Luboa Group, Inc. (“LBAO” or “Predecessor”), a Nevada corporation. The reason for the change in the nature of our business plan was due to the fact that our sole director believed it to be in the best interest of the Company to complete a holding company reorganization (“Reorganization”) with LBAO pursuant to NRS 92A.180, NRS A.200, NRS 92A.230 and NRS 92A.250. The “Articles of Merger” pursuant to the Reorganization was filed and effective on November 15, 2022 with the Nevada Secretary of State.

The constituent corporations in the Reorganization were LBAO, the Company and Ultimate Holdings Merger Sub, Inc. (“Merger Sub”). Our director, at the time, was the sole director/officer of each constituent corporation in the Reorganization.

Pursuant to the Reorganization, the Company issued 1,000 shares of its common stock to Predecessor and Merger Sub issued 1,000 shares of its common stock to the Company immediately prior to the Reorganization. Immediately prior to the merger, the Company was a wholly owned direct subsidiary of LBAO and Merger Sub was a wholly owned direct subsidiary of the Company. The legal effective date of the Reorganization was November 15, 2022 (the “Effective Time”). At the Effective Time, Predecessor was merged with and into Merger Sub (the “Merger”), and Predecessor was the surviving corporation. Each share of Predecessor common stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid and non-assessable share of Successor common stock.

In connection with the Reorganization, LBAO issued 500,000,000 shares of common stock to CRS Consulting, LLC (“CRS”), a Wyoming limited liability company controlled by Jeffrey DeNunzio, Thomas DeNunzio and Paul Moody, and made CRS the controlling shareholder of the Predecessor before the Reorganization. After the Reorganization, CRS was the beneficial holder of a total of 500,000,000 shares of common stock of the Company representing approximately 81.75% voting control of the Company. Paul Moody was the same officer/director of the Predecessor, Successor and Merger Sub. Upon completion of the Reorganization, there were 611,600,000 shares of common stock issued and outstanding of the Company.

The Board of Directors of Predecessor, Successor, and Merger Sub approved the Reorganization, shareholder approval not being required pursuant to NRS 92A.180.

The Reorganization constituted a tax-free organization pursuant to Section 368(a)(1) of the Internal Revenue Code.

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

The conversion of securities of Predecessor into the identical and equivalent securities of Successor will not constitute a sale, resale or different security. Securities issued by Successor pursuant to the merger shall be deemed to have been acquired at the same time as the securities of the Predecessor exchanged in the merger. Successor securities issued solely in exchange for the securities of Predecessor as part of a reorganization of the Predecessor into a holding company structure. Stockholders received securities of the same class evidencing the same proportional interest in the holding company as they held in the Predecessor, and the rights and interests of the stockholders of such securities are substantially the same as those they possessed as stockholders of the Predecessor’s securities. Immediately following the merger, Successor has no significant assets other than securities of the Predecessor and its existing subsidiary and has the same assets and liabilities on a consolidated basis as the Predecessor had before the merger. Stockholders of Predecessor became and now are the stockholders of Successor. On November 15, 2022, after the completion of the Reorganization, the Company cancelled all of its stock held in Predecessor resulting in the Company as a stand-alone and separate entity with no subsidiary. The assets and liabilities of Predecessor, if any remain with Predecessor.

On or about March 1, 2023, the Company was issued a CUSIP number of 90401U109 by CUSIP Global Services. The announcement of our corporate action and release of our ticker symbol “UHGI” was posted on the FINRA Daily List on March 1, 2023. The Market Effective date is March 2, 2023. As a result of the Reorganization and FINRA’S subsequent completion of their review, Ultimate Holdings Group, Inc. began a quoted market in its common stock on March 2, 2023 under the ticker symbol “UHGI”.

On April 21, 2023, the Company entered into a Share Purchase Agreement (the “Agreement”) with CRS Consulting, LLC, a Wyoming Limited Liability Company (“CRS”) and SKYPR LLC, a Delaware Limited Liability Company (“SKYPR”), pursuant to which, on April 21, 2023, (“Closing Date”), CRS sold 493,884,000 shares of common stock, representing approximately 80.75% voting control of the Company, for consideration of $330,000. The consummation of the transactions resulted in a change in control of the Company, with SKYPR becoming the Company’s largest controlling stockholder. The sole member of SKYPR is Ryohei Uetaki. CRS Consulting, LLC is collectively controlled by its members Jeffrey DeNunzio, Thomas DeNunzio, and Paul Moody.

On the Closing Date, Mr. Paul Moody resigned as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, and Treasurer. In addition, Mr. Moody resigned as Director on the Closing Date and his resignation is effective upon the 10th day after the mailing of the Company’s information statement on Schedule 14f-1 to the Company’s stockholders.

On the Closing Date, Mr. Ryohei Uetaki was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director.

The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of the date of this report, the Company has not yet commenced any such operations.

The Company has elected July 31st as its year end.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America (“U.S. GAAP”) and have been consistently applied in the preparation of the financial statements. The unaudited interim financial statements do not include all of the information and disclosure required by the U.S. GAAP for complete financial statements. Interim results are not necessarily indicative of results for a full year. The unaudited financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2023.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the unaudited financial statements. Significant estimates required to be made by management include, but are not limited to, valuation allowance of deferred tax assets. Actual results could differ from the estimates.

Reclassification

Certain prior period amounts have been reclassified in the statements of changes in shareholders’ equity. These reclassifications had no impact on the reported balance sheets, results of operations and cash flows.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of April 30, 2024 and July 31, 2023.

Earnings (Loss) Per Share

The Company computes basic and diluted earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

The Company does not have any potentially dilutive instruments as of April 30, 2024 and 2023, thus, dilution issues are not applicable.

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

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In accordance with ASC Topic 830-30, “Translation of Financial Statement”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. Shareholders’ equity is translated at historical exchange rate at the time of transaction. The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive income within the statements of shareholders’ equity.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

As of / nine months ended April 30, 2024
Current JPY: US$1 exchange rate	157.80
Average JPY: US$1 exchange rate	148.36

Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a material impact on the Company’s unaudited financial statements.

Note 3 - Going Concern

The Company’s financial statements are prepared in accordance with U.S. GAAP applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically operating loss, working capital deficit, negative cash flows from operating activities, and other adverse key financial ratios.

The Company has not established any source of revenue to cover its operating costs. Management plans to fund operating expenses with borrowings from related parties. There is no assurance that the management’s plan will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of April 30, 2024, the Company has incurred a net loss of approximately $130,565 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $27,419 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on July 30, 2021, and our fiscal year end of July 31, 2023, we have completed only two taxable fiscal years.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies”, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of April 30, 2024 and July 31, 2023.

Note 6 - Shareholders’ Equity

On November 15, 2022, the Company underwent a reorganization whereby it merged, via a Merger Sub, with Luboa Group, Inc. (“LBAO” or “Predecessor”). In connection with the reorganization, LBAO issued 500,000,000 shares of common stock to CRS Consulting, LLC (“CRS”), and made CRS the controlling shareholder of the Predecessor before the reorganization. After the reorganization, each share of Predecessor’s common stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid and non-assessable share of the Company’s common stock. As of April 30, 2024 and July 31, 2023, there were 611,600,000 shares of common stock issued and outstanding (also see Note 1).

During the nine months ended April 30, 2023, the Company’s two former shareholders paid expenses in total of $7,765 on behalf of the Company. The payments are considered contributions to the Company with no expectation of repayment and are recorded in additional paid-in capital (also see Note 7).

Note 7 - Related-Party Transactions

Due to related party

During the nine months ended April 30, 2023, Jeffrey DeNunzio and Thomas DeNunzio, the former significant shareholders of the Company, paid operating expenses of $6,700 and $1,065, respectively, on behalf of the Company. The payments are considered contributions to the Company with no expectation of repayment and are recorded in additional paid-in capital. There was no such transaction during the nine months ended April 30, 2024.

During the nine months ended April 30, 2024, Harbin Co., Ltd. (“Harbin”), a company wholly owned by Ryohei Uetaki, the Chief Executive Officer and controlling shareholder of the Company, paid operating expenses of $116,417 on behalf of the Company. There was no such transaction during the nine months ended April 30, 2023. As of April 30, 2024 and July 31, 2023, the amount due to Harbin was $134,456 and $20,006, respectively. The balance is unsecured, non-interest bearing and due on demand.

During the nine months ended April 30, 2023 and 2024, we utilized the home office space or Harbin’s office space and equipment of our management at no cost.

Note 8 - Subsequent Events

During the period from May 1, 2024 to the filing date of this report, Harbin paid additional $67,637 for operating expenses on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our financial statements in conformity with U.S. GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our financial statements in conformity with U.S. GAAP, actual results could differ from our estimates and such differences could be material.

PLAN OF OPERATION

Ultimate Holdings Group, Inc. (we, us, our, the "Company" or the "Registrant") was incorporated in the State of Nevada on July 30, 2021. The Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and, as of April 30, 2024, had made no efforts to identify a possible business combination. As a result, as of April 30, 2024, the Company had not conducted negotiations or entered into a letter of intent concerning any target business. The current business purpose of the Company is to seek the acquisition of or merger with, an existing company.

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

RESULTS OF OPERATIONS

We generated $0 in revenue for the three and nine months ended April 30, 2024 and 2023. Our operating expenses for the three months ended April 30, 2024 and 2023 were $37,920 and $1,065, respectively. Our operating expenses for the nine months ended April 30, 2024 and 2023 were $130,565 and $7,765, respectively. Operating expenses were solely professional fees in nature. Our net loss for the three months period ended April 30, 2024 and 2023 was $$37,920 and $1,065, respectively. Our net loss for the nine months period ended April 30, 2024 and 2023 was $130,565 and $7,765, respectively.

LIQUIDITY AND CAPITAL RESOURCES

In assessing our liquidity and the substantial doubt about our ability to continue as a going concern, we monitor and analyze cash on hand, our ability to generate sufficient earnings in the future, and operating expenditure commitments. As of April 30, 2024, we have no cash on hand and generated no revenue. Our working capital deficit was $126,091 and our accumulated deficit was $151,747. These factors raise substantial doubt about our ability to continue as a going concern. Management plans to fund operating expenses with borrowings from related parties. There is no assurance that the management’s plan will be successful.

During the nine months ended April 30, 2024 and 2023, the Company’s operating expenses were all paid by the related parties of the Company. The Company had immaterial cash used in operating activities, and did not have any cash flows from investing or financing activities.

We have no known demands or commitments and are not aware of any events or uncertainties as of April 30, 2024 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of April 30, 2024.

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

Our Principal Executive Officer and Principal Financial Officer, Ryohei Uetaki, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2024. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective as a result of material weaknesses in our internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended April 30, 2024 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Ultimate Holdings Group, Inc.

Dated: July 31, 2024

By:	/s/ Ryohei Uetaki
Ryohei Uetaki, Chief Executive Officer (Principal Executive Officer, Principal Financial Officer), Director