Form 10-K
period 2024-07-31
Ultimate Holdings Group, Inc.
filed 2024-09-05
CIK 1888846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED July 31, 2024

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

[X] Yes [  ] No

As of January 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant was $0 based on the fact that no active trading market has been established.

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date:

611,600,000 shares of common stock, $0.001 par value, issued and outstanding as of September 5, 2024

0 shares of preferred stock, $0.001 par value, issued and outstanding as of September 5, 2024.

Ultimate Holdings Group, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Annual Report on Form 10-K for the year ended July 31, 2024 (this “Report”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “may,” “should,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “estimate,” “potential,” “continue,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance, or achievements, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

CERTAIN TERMS USED IN THIS REPORT

“We,” “us,” “our,” “the Registrant,” the “Company,” and “Ultimate Holdings Group” are synonymous with Ultimate Holdings Group, Inc., unless otherwise indicated.

PART I

Item 1. Business.

(a) Business Development

Ultimate Holdings Group, Inc. (we, us, our, or the "Company") was incorporated by Thomas DeNunzio on July 30, 2021, in the State of Nevada.

On October 19, 2022, Mr. Thomas DeNunzio resigned as the Company’s Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer.

On October 19, 2022, Mr. Paul Moody was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer. The Company does not have, and has not had, any written employment or formal compensation agreements with any of its officers or directors.

On November 15, 2022, the Company (“Successor”) transmuted its business plan from that of a shell company to a business combination related shell company with conducting a reorganization with Luboa Group, Inc. (“LBAO” or “Predecessor”), a Nevada corporation. The reason for the change in the nature of our business plan was due to the fact that our now former sole director, Paul Moody, believed it to be in the best interest of the Company to complete a holding company reorganization (“Reorganization”) with LBAO pursuant to NRS 92A.180, NRS A.200, NRS 92A.230 and NRS 92A.250. The “Articles of Merger” pursuant to the Reorganization was filed and effective on November 15, 2022 with the Nevada Secretary of State.

The constituent corporations in the Reorganization were LBAO, the Company and Ultimate Holdings Merger Sub, Inc. (“Merger Sub”). Our now former director, at the time, was the sole director/officer of each constituent corporation in the Reorganization.

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

Each share of Predecessor’s common stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid and non-assessable share of Successor common stock. The control shareholder of Successor was CRS Consulting, LLC, a Wyoming limited liability company controlled by Jeffrey DeNunzio, Thomas DeNunzio and Paul Moody. At the time, CRS Consulting, LLC was the beneficial holder of a total of 500,000,000 shares of Common Stock of the Company representing approximately 81.75% voting control of the Company. Paul Moody was the same officer/director of the Predecessor and Merger Sub. Upon completion of the reorganization and currently, there are approximately 611,600,000 shares of Common Stock issued and outstanding of the issuer.

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

On or about March 1, 2023, the Company was issued a CUSIP number of 90401U109 by CUSIP Global Services. The announcement of our corporate action and release of our ticker symbol “UHGI” was posted on the FINRA Daily List on March 1, 2023. The Market Effective date is March 2, 2023. As a result of the Reorganization and FINRA’S subsequent completion of their review, The Company began a quoted market in its common stock on March 2, 2023 under the ticker symbol “UHGI”.

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

On the Closing Date, Mr. Ryohei Uetaki was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director. He remains our sole officer and director.

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

The analysis of new business opportunities will be undertaken by, or under the supervision of, Ryohei Uetaki, the sole officer and director of the Registrant. As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

(a)	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(b)	Strength and diversity of management, either in place or scheduled for recruitment;

(c)	Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(d)	The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;

(e)	The extent to which the business opportunity can be advanced;

(f)	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and,

(g)	Other relevant factors.

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

Additionally, The Company will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be a merger or acquisition candidate for The Company Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than The Company and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, The Company will also compete with numerous other small public companies in seeking merger or acquisition candidates.

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

We anticipate difficulty in obtaining financing from other sources since we have no income and limited cash reserves. We are presently reliant on capital contributions towards expenses from our sole officer and director, Ryohei Uetaki. Our sole officer and director has not guaranteed that he will continue to support our capital needs. Therefore, we may not have the ability to continue as a going concern.

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

Furthermore, the analysis of new business opportunities will be undertaken by, or under the supervision of, Ryohei Uetaki, the sole officer and director of the Company, who is not a professional business analyst and, in all likelihood, will not be experienced in matters relating to the target business opportunity. The inexperience of Mr. Uetaki and the fact that the analysis and evaluation of a potential business combination is to be taken under his supervision may adversely impact the Company’s ability to identify and consummate a successful business combination. There is no guarantee that Mr. Uetaki will be able to identify a business combination target that is suitable for the Company. Ryohei Uetaki, the sole officer and director of the company, may hire third parties to conduct an analysis for a target company or any other business opportunities.

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

Emerging Growth Company

We are an emerging growth company under the JOBS Act. We shall continue to be deemed an emerging growth company until the earliest of:

(a) the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,235,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;
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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Cybersecurity incidents have the potential to disrupt our business operations, lead to the loss of critical and confidential information, and damage our reputation and financial performance.

Given the company's small size, limited staff, and minimal resources, we have not yet developed or implemented specific cybersecurity risk management programs to safeguard the confidentiality, integrity, and availability of our essential systems and data.

Currently, the security of our information is managed by Mr. Ryohei Uetaki, our sole officer and director. While Uetaki believes he can maintain adequate internal security measures at this stage, there is no guarantee that this will prevent potential breaches, disruptions to our operations, or other related issues.

Item 2. Properties.

We neither rent nor own any properties. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities. We currently utilize related party office space and equipment at no cost.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is quoted and traded on the over-the-counter market (the “OTC Markets”) in the Pink Open® Market (the “Pink Market”) under the symbol “UHGI”. There is currently no trading market in the Company’s shares of Common Stock.

Set forth below are the range of high and low bid closing bid prices for the periods indicated as reported by the OTC Markets Group Inc. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

The Company was incorporated on July 30, 2021 in the State of Nevada. The Company began a quoted market in its common stock on March 2, 2023 when FINRA issued and released the ticker symbol UHGI into the marketplace for The Company

Year Ended	High Bid	Low Bid
July 31, 2024	$0.02	$0.02
July 31, 2023	$0.02	$0.02

Holders

As of the date of this Annual Report, we have 611,600,000 shares of common stock issued and outstanding.

As of the date of this Annual Report, we have approximately 98 shareholders of record of our Common Stock. This is inclusive of Cede and Co., which is deemed to be one shareholder of record. For further clarification, Cede & Co. is currently defined by the “NASDAQ”, as “a Nominee name for The Depository Trust Company, a large clearing house that holds shares in its name for banks, brokers and institutions in order to expedite the sale and transfer of stock.”

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

We do not currently engage in any business activities that provide substantial cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our management or other potential investors.

At this time, we are entirely reliant upon cash contributions made by our sole officer and director to pay for any and all expenses.

During the next 12 months we anticipate incurring costs related to:

(i) filing of Exchange Act reports (legal, accounting and auditing fees) in the amount of approximately $200,000; and

(ii) costs relating to consummating an acquisition in the amount of approximately $100,000 to pay for legal fees and audit fees.

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

Results of Operations

We generated no revenue for the years ended July 31, 2024, and 2023. Our operating expenses for the years ended July 31, 2024, and 2023 were $245,274 and $11,587, respectively. Operating expenses were solely professional fees in nature. Our net loss for the years ended July 31, 2024 and 2023 was $245,274 and $11,587, respectively.

Liquidity and Capital Resources.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, as mentioned in the paragraphs above, as of July 31, 2024, we generated no revenue. Our working capital deficit was $249,573 and our accumulated deficit was $266,456. These factors raise substantial doubt about our ability to continue as a going concern. Our independent auditor’s report accompanying our July 31, 2024 and 2023 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Management plans to fund operating expenses with borrowings from the related party. There is no assurance that the management’s plan will be successful.

During the years ended July 31, 2024 and 2023, the Company’s cash provided by (used in) operating activities was immaterial as the operating expenses were mostly paid by the related parties of the Company. The Company had cash provided by financing activities of $300 during the year ended July 31, 2024 due to proceeds from a related party loan. There were no cash flows from financing activities during the year ended July 31, 2023. The Company did not have any cash flows from investing activities for both years.

We have no known demands or commitments and are not aware of any events or uncertainties as of July 31, 2024 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of July 31, 2024.

Off Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with U.S. GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our financial statements. While we believe that the historical experience, current trends and other factors considered support the preparation of our financial statements in conformity with U.S. GAAP, actual results could differ from our estimates and such differences could be material. See Note 2 of the Notes to Financial Statements included in Item 8 of this Annual Report on Form 10-K for a summary of significant accounting policies and the effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We qualify as a smaller reporting company, as defined by Item 10 of Regulation S-K and, thus, are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Ultimate Holdings Group, Inc.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm (PCAOB ID 206)	F2

Balance Sheets as of July 31, 2024 and 2023	F3

Statements of Operations and Comprehensive Loss for the Years ended July 31, 2024 and 2023	F4

Statements of Changes in Shareholders’ Deficit for the Years ended July 31, 2024 and 2023	F5

Statements of Cash Flows for the Years ended July 31, 2024 and 2023	F6

Notes to Financial Statements	F7-F8

- F1 -

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Ultimate Holdings Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ultimate Holdings Group, Inc. (the “Company”) as of July 31, 2024 and 2023, and the related statements of operations and comprehensive loss, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2024.

Shenzhen, China

September 5, 2024

- F2 -

Ultimate Holdings Group, Inc.

Balance Sheets

	As of	As of
	July 31, 2024	July 31, 2023

ASSETS
Current Assets
Cash and cash equivalents	$300	$-
Prepaid expenses	8,801	16,306

Total Current Assets	9,101	16,306

TOTAL ASSETS	$9,101	$16,306

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accrued expenses	$41,200	$-
Due to related party	217,474	20,006

Total Current Liabilities	258,674	20,006

TOTAL LIABILITIES	258,674	20,006

Shareholders' Deficit
Preferred stock ($0.001 par value, 20,000,000 shares authorized; 0 issued and outstanding as of July 31, 2024 and 2023)	-	-
Common stock ($0.001 par value, 1,000,000,000 shares authorized; 611,600,000 issued and outstanding as of July 31, 2024 and 2023)	611,600	611,600
Additional paid-in capital	(594,240)	(594,240)
Accumulated deficit	(266,456)	(21,182)
Accumulated other comprehensive income (loss)	(477)	122

Total Shareholders’ Deficit	(249,573)	(3,700)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$9,101	$16,306

The accompanying notes are an integral part of these audited financial statements.

- F3 -

Ultimate Holdings Group, Inc.

Statements of Operations and Comprehensive LOSS

	Year Ended	Year Ended
	July 31, 2024	July 31, 2023

OPERATING EXPENSE
General and administrative expenses	$245,274	$11,587

Total Operating Expenses	245,274	11,587

Loss Before Income Taxes	(245,274)	(11,587)

Provision for Income Taxes
Income tax expense	-	-

NET LOSS	$(245,274)	$(11,587)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(599)	122

TOTAL COMPREHENSIVE LOSS	$(245,873)	$(11,465)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	611,600,000	465,024,658

The accompanying notes are an integral part of these audited financial statements.

- F4 -

Ultimate Holdings Group, Inc.

StatementS of Shareholders’ Deficit

FOR THE YEARS ENDED JULY 31, 2024 AND 2023

				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON STOCK		PAID-IN	COMPREHENSIVE	ACCUMULATED
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	TOTAL

Balance - July 31, 2022	111,600,000	$111,600	$(102,005)	$-	$(9,595)	$-

Capital contribution from shareholders	-	-	7,765	-	-	7,765
Common shares issued in reorganization	500,000,000	500,000	(500,000)	-	-	-
Net loss	-	-	-	-	(11,587)	(11,587)
Foreign currency translation	-	-	-	122	-	122

Balance - July 31, 2023	611,600,000	$611,600	$(594,240)	$122	$(21,182)	$(3,700)

Net loss	-	-	-	-	(245,274)	(245,274)
Foreign currency translation	-	-	-	(599)	-	(599)

Balance - July 31, 2024	611,600,000	$611,600	$(594,240)	$(477)	$(266,456)	$(249,573)

The accompanying notes are an integral part of these audited financial statements.

- F5 -

Ultimate Holdings Group, Inc.

Statements of Cash Flows

	Year Ended	Year Ended
	July 31, 2024	July 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(245,274)	$(11,587)
Changes in operating assets and liabilities:
Prepaid expenses	7,505	(16,306)
Accrued expenses	41,200	-
Due to related party	197,168	27,771
Net cash provided by (used in) operating activities	599	(122)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loan	300	-
Net cash provided by financing activities	300	-

Effect of foreign exchange on cash	(599)	122

Net Change in Cash and Cash Equivalents	300	-
Cash and cash equivalents - beginning of year	-	-
Cash and cash equivalents - end of year	$300	$-

NON-CASH TRANSACTIONS
Expenses paid by related parties as capital contributions	$-	$7,765

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

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

On November 15, 2022, the Company (“Successor”) transmuted its business plan from that of a shell company to a business combination related shell company with conducting a reorganization with Luboa Group, Inc. (“LBAO” or “Predecessor”), a Nevada corporation. The reason for the change in the nature of our business plan was due to the fact that our sole director believed it to be in the best interest of the Company to complete a holding company reorganization (“Reorganization”) with LBAO pursuant to NRS 92A.180, NRS A.200, NRS 92A.230 and NRS 92A.250. The “Articles of Merger” pursuant to the Reorganization was filed and effective on November 15, 2022 with the Nevada Secretary of State.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements. Significant estimates required to be made by management include, but are not limited to, valuation allowance of deferred tax assets. Actual results could differ from the estimates.

Reclassification

Certain prior year amounts have been reclassified in the statements of changes in shareholders’ equity. These reclassifications had no impact on the reported balance sheets and results of operations.

Cash and Cash Equivalents

Cash and cash equivalents include deposits in banks that are unrestricted as to withdrawal or use. Cash and cash equivalents as of July 31, 2024 and 2023 were $300 and $0, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of July 31, 2024 and 2023.

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

The Company does not have any potentially dilutive instruments as of July 31, 2024 and 2023, thus, anti-dilution issues are not applicable.

- F7 -

Fair Value of Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. ASC 820, “Fair Value Measurements and Disclosures”, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, prepaid expenses and accrued expenses.

Related Parties

The Company follows ASC 850, “Related Party Disclosures”, for the identification of related parties and disclosure of related party transactions.

Parties, which can be an entity or individual, are considered to be related if they have the ability, directly or indirectly, to control the Company or exercise significant influence over the Company in making financial and operational decisions. Entities are also considered to be related if they are subject to common control or common significant influence.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

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

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In accordance with ASC Topic 830-30, “Translation of Financial Statement”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. Shareholders’ equity is translated at historical exchange rate at the time of transaction. The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive income (loss) within the statements of shareholders’ equity.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	July 31, 2024	July 31, 2023
Current JPY: US$1 exchange rate	149.98	142.28
Average JPY: US$1 exchange rate	150.56	137.74

Comprehensive Income or Loss

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income (loss), as presented in the accompanying statements of shareholders’ equity (deficit) consists of changes in unrealized gains and losses on foreign currency translation.

Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a material impact on the Company’s financial statements.

Note 3 - Going Concern

The Company’s financial statements are prepared in accordance with U.S. GAAP applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically operating loss, working capital deficit, and other adverse key financial ratios.

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of July 31, 2024, the Company has incurred a net loss of approximately $245,274 which resulted in a net operating loss for income tax purposes. The loss results in an increase in deferred tax asset of approximately $51,508 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on July 30, 2021, and our fiscal year end of July 31, 2024, we have completed only three taxable fiscal years.

Significant components of the Company’s deferred tax assets are as follows:

	July 31,	July 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforward	$55,956	$4,448
Valuation allowance	(55,956)	(4,448)
Net deferred tax assets	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Year Ended July 31,		Year Ended July 31,
	2024		2023
Federal income tax rate	21.0%		21.0%
Less: valuation allowance	(21.0%	)	(21.0%	)
Effective income tax rate	-		-

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies”, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of July 31, 2024 and 2023.

Note 6 - Shareholders’ Equity

On November 15, 2022, the Company underwent a reorganization whereby it merged, via a Merger Sub, with Luboa Group, Inc. (“LBAO” or “Predecessor”). In connection with the reorganization, LBAO issued 500,000,000 shares of common stock to CRS Consulting, LLC (“CRS”), and made CRS the controlling shareholder of the Predecessor before the Reorganization. After the Reorganization, each share of Predecessor’s common stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid and non-assessable share of the Company’s common stock. As of July 31, 2024 and 2023, there were 611,600,000 shares of common stock issued and outstanding (also see Note 1).

During the year ended July 31, 2023, the Company’s two former shareholders paid expenses in total of $7,765 on behalf of the Company. The payments are considered contributions to the Company with no expectation of repayment and are recorded in additional paid-in capital (also see Note 7).

Note 7 - Related-Party Transactions

Due to related party

During the year ended July 31, 2023, Jeffrey DeNunzio and Thomas DeNunzio, the former significant shareholders of the Company, paid operating expenses of $6,700 and $1,065, respectively, on behalf of the Company. The payments are considered contributions to the Company with no expectation of repayment and are recorded in additional paid-in capital. There was no such transaction during the year ended July 31, 2024.

During the years ended July 31, 2024 and 2023, Harbin Co., Ltd. (“Harbin”), a company wholly owned by Ryohei Uetaki, the Chief Executive Officer and controlling shareholder of the Company, paid operating expenses of $197,168 and $20,006, respectively, on behalf of the Company. Harbin also lent the Company $300 during the year ended July 31, 2024. As of July 31, 2024 and 2023, the amount due to Harbin was $217,474 and $20,006, respectively. The balance is unsecured, non-interest bearing and due on demand.

During the years ended July 31, 2024 and 2023, we utilized the home office space of our sole officer and director, and Harbin’s office space and equipment of our management at no cost.

Note 8 - Subsequent Events

During the period from August 1, 2024 to the filing date of this report, Harbin paid additional $44,693 for operating expenses on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

- F8 -

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 3, 2024, the Securities and Exchange Commission (the “SEC”) permanently suspended BF Borgers CPA PC (“BF Borgers”) from appearing or practicing before the SEC as a registered public accounting firm. Following this order, the Board of Directors of Ultimate Holdings Group, Inc. (or the “Company”) approved the dismissal of BF Borgers as the Company’s independent registered public accounting firm.

The reports of BF Borgers on the Company’s financial statements for the fiscal years ended July 31, 2023, and July 31, 2022, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than an explanatory paragraph relating to the Company’s ability to continue as a going concern.

During the fiscal years ended July 31, 2023 and July 31, 2022, and through the date of termination, May 3, 2024, there were no “disagreements” with BF Borgers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of BF Borgers would have caused BF Borgers to make reference thereto in its reports on the financial statement for such years. During the fiscal years ended July 31, 2023, and July 31, 2022, and through May 3, 2024, there have been no “reportable events” (as defined in Item 304(a)(1)(iv) and Item 304(a)(1)(v) of Registration S-K), except for the identified material weaknesses in its internal control over financial reporting as disclosed in the Company’s Annual Report.

On June 2, 2024, the Board of Directors approved the engagement of MaloneBailey, LLP as the Company’s independent registered public accounting firm. MaloneBailey, LLP has subsequently audited the Company’s financial information for the fiscal years ended July 31, 2024 and 2023, and will continue to serve as the Company’s PCAOB auditor on an ongoing basis.

Item 9A Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, which at this time consists solely of our officer and director, Ryohei Uetaki.

As of July 31, 2024, the end of the year covered by this Report, we carried out an evaluation, under the supervision of Mr. Uetaki, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. Mr. Uetaki concluded that the disclosure controls and procedures were not effective as of the end of the year covered by this Report due to material weaknesses identified below.

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

Based on our evaluation under the framework in COSO, our management concluded that our internal control over financial reporting was ineffective as of July 31, 2024 based on such criteria. Deficiencies existed in the design or operation of our internal control over financial reporting that adversely affect our internal controls and that may be considered material weaknesses. A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the determination that there was a lack of resources to provide segregation of duties consistent with control objectives, the lack of a formal audit committee, and the lack of a formal review process that includes multiple levels of review over financial disclosure and reporting processes, management has determined that material weaknesses existed as of July 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) that have occurred during the fourth quarter ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our current executive officers and directors and additional information concerning them are as follows:

Name	Age	Position(s)

Ryohei Uetaki	49	Chief Executive Officer, Chief Financial Officer, and Director

Ryohei Uetaki, Chief Executive Officer, Chief Financial Officer, and Director

Mr. Ryohei Uetaki graduated from the Osaka Gakuin University Faculty of Commerce in 1997. In 2000, he incorporated Zero Step Ltd and assumed the position of president. In 2006, Zero Step Ltd ceased all operations. In 2006, Mr. Uetaki joined EAZ Holdings Ltd as a director in charge of the company’s marketing efforts. Mr. Uetaki remained as director of EAZ until 2007. From 2007 to 2019, he was engaged as an independent business consultant. From 2017 to 2018, he served as an associated professor of Keio University Graduate School. On October 25, 2019, he was appointed as the president, CEO and director of World Scan Project, Inc. On January 10, 2020, he was appointed as the CEO and member of SKYPR LLC. Inc. On January 22, 2020, he was appointed as the president, CEO and director of World Scan Project Corporation. October 19, 2020, he was appointed as the president, CEO and director of Kids Cell Technologies, Inc. On November 18, 2020, he was appointed as the president, CEO and director of Kids Cell Technologies Corporation. On April 21, 2023, he was appointed as the president, CEO and director of Ultimate Holdings, Inc. Currently, he serves as the officer and director of World Scan Project, Inc., World Scan project Corporation, SKYPR LLC and Ultimate Holdings, Inc.

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

Nomination of Directors

As of July 31, 2024, we had not effected any material changes to the procedures by which our stockholders may recommend nominees to our board of directors. As of July 31, 2024, we do not have any stockholders. We do not have any defined policy or procedural requirements for stockholders to submit recommendations or nominations for directors. Our board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors will assess all candidates, whether submitted by management or future stockholders, and make recommendations for election or appointment.

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

Based solely on a review of the copies of such forms that were received by the Company, the Company is not aware of any failures to file reports or report transactions in a timely manner during the year ended July 31, 2024.

Family Relationships

There are no family relationships among our directors or executive officers. We have only one officer and director at this time.

Arrangements

There are no arrangements or understandings between an executive officer or director and any other person pursuant to which he was selected as an executive officer or director.

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers, which is defined as follows: (i) all individuals serving as our principal executive officer during the year ended July 31, 2024 and or July 31, 2023; (ii) each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended July 31, 2024 and or July 31, 2023; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer as of the end of the year ended July 31, 2024 and or July 31, 2023.

Name and principal position	Fiscal Year Ended July 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ryohei Uetaki, President, CEO, CFO, and Director (1)	2024	0	0	0	0	0	0	0	0
Ryohei Uetaki, President, CEO, CFO, and Director	2023	0	0	0	0	0	0	0	0
Paul Moody, Former President, CEO, CFO, and Director	2024	0	0	0	0	0	0	0	0
Paul Moody, Former President, CEO, CFO, and Director (2)	2023	0	0	0	0	0	0	0	0

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

We had no outstanding equity awards at the year ended July 31, 2024.

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

Compensation of Directors

We did not pay any of our directors any compensation during the fiscal year ended July 31, 2024, whether in their capacity as a named executive officer or as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of July 31, 2024, the number of shares of common stock owned of record and beneficially by (i) each of our current directors, (ii) each of our named executive officers, (iii) our directors and executive officers as a group, and (iv) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding common stock. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to the number of shares indicated as beneficial owned by them.

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

Changes in Control

On April 21, 2023, the Company entered into a Share Purchase Agreement (the “Agreement”) by and among CRS Consulting, LLC, a Wyoming Limited Liability Company (“CRS”) and SKYPR LLC, a Delaware Limited Liability Company (“SKYPR”), pursuant to which, on April 21, 2023, (“Closing Date”), CRS sold 493,884,000 Shares of Common Stock, representing approximately 80.75% voting control of the Company, for consideration received. The consummation of the transactions resulted in a change in control of the Company, with SKYPR becoming the Company’s largest controlling stockholder. The sole member of SKYPR LLC is Ryohei Uetaki. CRS Consulting, LLC is collectively controlled by its members Jeffrey DeNunzio, Thomas DeNunzio, and Paul Moody.

Item 13. Certain Relationships and Related Transactions.

Due to related party

During the years ended July 31, 2024 and 2023, Harbin Co., Ltd. (“Harbin”), a company wholly owned by Ryohei Uetaki, the Chief Executive Officer and controlling shareholder of the Company, paid operating expenses of $197,168 and $20,006, respectively, on behalf of the Company. Harbin also lent the Company $300 during the year ended July 31, 2024. As of July 31, 2024 and 2023, the amount due to Harbin was $217,474 and $20,006, respectively. The balance is unsecured, non-interest bearing and due on demand.

Office Space

During the years ended July 31, 2024 and 2023, we utilized home office space of our sole officer and director, and Harbin’s office space at no cost.

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

Item 14. Principal Accounting Fees and Services.

Below is the approximate aggregate amount of fees billed for professional services rendered by our principal accountants with respect to the years ended July 31, 2024 and 2023, respectively.

		2024	2023
Audit and review fees	BF Borgers CPA PC	$11,000	$19,500
	MaloneBailey, LLP	66,950	66,950
Audit-related fees		-	-
Tax fees		-	-
All other fees		-	-

Total		$77,950	$86,450

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

Dated: September 5, 2024

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ryohei Uetaki

Ryohei Uetaki

Chief Executive Officer, and Chief Financial Officer

(Principal Executive Officer and Principal Financial Officer)

Dated: September 5, 2024