Form 10-Q
period 2024-10-31
Ultimate Holdings Group, Inc.
filed 2024-12-05
CIK 1888846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED October 31, 2024

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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 5, 2024, 611,600,000 shares of common stock.

Ultimate Holdings Group, Inc.

INDEX

PART I- FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Ultimate Holdings Group, Inc.

BALANCE SHEETs

(UNAUDITED)

	As of	As of
	October 31, 2024	July 31, 2024

ASSETS
Current Assets
Cash and cash equivalents	$300	$300
Prepaid expenses	8,683	8,801

Total Current Assets	8,983	9,101

TOTAL ASSETS	$8,983	$9,101

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accrued expenses	$-	$41,200
Due to related party	334,245	217,474

Total Current liabilities	334,245	258,674

TOTAL LIABILITIES	334,245	258,674

Shareholders' Deficit
Preferred stock ($0.001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding as of October 31, 2024 and July 31, 2024)	-	-
Common stock ($0.001 par value, 1,000,000,000 shares authorized; 611,600,000 shares issued and outstanding as of October 31, 2024 and July 31, 2024)	611,600	611,600
Additional paid-in capital	(594,240)	(594,240)
Accumulated deficit	(349,705)	(266,456)
Accumulated other comprehensive income (loss)	7,083	(477)

Total Shareholders’ Deficit	(325,262)	(249,573)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$8,983	$9,101

The accompanying notes are an integral part of these unaudited financial statements.

-F1-

Ultimate Holdings Group, Inc.

StatementS of Operations AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended	Three Months Ended
	October 31, 2024	October 31, 2023

OPERATING EXPENSE
General and administrative expenses	$83,249	$55,249

Total Operating Expenses	83,249	55,249

Loss Before Income Taxes	(83,249)	(55,249)

Provision for Income Taxes
Income tax expense	-	-

NET LOSS	$(83,249)	$(55,249)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	7,560	1,784

TOTAL COMPREHENSIVE LOSS	$(75,689)	$(53,465)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	611,600,000	611,600,000

The accompanying notes are an integral part of these unaudited financial statements.

-F2-

 Ultimate Holdings Group, Inc.

StatementS of Changes in SHAREHOLDERS’ Deficit

FOR THE THREE MONTHS ENDED October 31, 2024 AND 2023

(Unaudited)

				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON STOCK		PAID-IN	COMPREHENSIVE	ACCUMULATED
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	TOTAL

Balance - July 31, 2023	611,600,000	$611,600	$(594,240)	$122	$(21,182)	$(3,700)

Net loss	-	-	-	-	(55,249)	(55,249)
Foreign currency translation	-	-	-	1,784	-	1,784

Balance - October 31, 2023	611,600,000	$611,600	$(594,240)	$1,906	$(76,431)	$(57,165)

Balance - July 31, 2024	611,600,000	$611,600	$(594,240)	$(477)	$(266,456)	$(249,573)

Net loss	-	-	-	-	(83,249)	(83,249)
Foreign currency translation	-	-	-	7,560	-	7,560

Balance - October 31, 2024	611,600,000	$611,600	$(594,240)	$7,083	$(349,705)	$(325,262)

The accompanying notes are an integral part of these unaudited financial statements.

-F3-

Ultimate Holdings Group, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	October 31, 2024	October 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(83,249)	$(55,249)
Changes in operating assets and liabilities:
Prepaid expenses	-	7,603
Accrued expenses	(41,200)	-
Due to related party	124,495	45,862
Net cash provided by (used in) operating activities	46	(1,784)

Effect of foreign exchange on cash	(46)	1,784

Net Change in Cash and Cash Equivalents	-	-
Cash and cash equivalents - beginning of the period	300	-
Cash and cash equivalents - end of the period	$300	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

-F4-

Ultimate Holdings Group, Inc.

Notes to Unaudited Financial Statements

Note 1 - Organization and Description of Business

Ultimate Holdings, Inc. (we, us, our, or the "Company") was incorporated on July 30, 2021 in the State of Nevada.

On November 15, 2022, the Company (“Successor”) completed a reorganization with Luboa Group, Inc. (“LBAO” or “Predecessor”), a Nevada corporation, both of which are under common control. Pursuant to the reorganization, each share of Predecessor common stock issued and outstanding immediately prior to the reorganization was converted into one validly issued, fully paid and non-assessable share of Successor common stock. In connection with the reorganization, LBAO issued 500,000,000 shares of common stock to CRS Consulting, LLC (“CRS”), a Wyoming limited liability company, and made CRS the controlling shareholder of the Predecessor before the reorganization.

On April 21, 2023, the Company entered into a Share Purchase Agreement with CRS and SKYPR LLC, a Delaware Limited Liability Company (“SKYPR”), pursuant to which, on April 21, 2023 (“Closing Date”), CRS sold 493,884,000 shares of common stock, representing approximately 80.75% voting control of the Company. The consummation of the transactions resulted in a change in control of the Company, with SKYPR becoming the Company’s largest controlling stockholder. The sole member of SKYPR is Ryohei Uetaki.

On the Closing Date, Mr. Paul Moody resigned as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, and Treasurer. Also on the Closing Date, Mr. Ryohei Uetaki was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director.

The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of the date of this report, the Company has not yet commenced any such operations.

The Company has elected July 31st as its year end.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America (“U.S. GAAP”) and have been consistently applied in the preparation of the financial statements. The unaudited interim financial statements do not include all of the information and disclosure required by the U.S. GAAP for complete financial statements. Interim results are not necessarily indicative of results for a full year. The unaudited financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2024.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of October 31, 2024 and July 31, 2024.

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

The Company does not have any potentially dilutive instruments as of October 31, 2024 and 2023, thus, anti-dilution issues are not applicable.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	October 31, 2024	October 31, 2023
Current JPY: US$1 exchange rate	152.03	151.67
Average JPY: US$1 exchange rate	146.51	147.40

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. For the three months ended October 31, 2024, the Company has incurred a net loss of approximately $83,249 which resulted in a net operating loss for income tax purposes. The loss results in an increase in the deferred tax asset of approximately $17,482 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on July 30, 2021, and our fiscal year end of July 31, 2024, we have completed only three taxable fiscal years.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies”, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of October 31, 2024 and July 31, 2024.

Note 6 - Related-Party Transactions

Due to related party

During the three months ended October 31, 2024 and 2023, Harbin Co., Ltd. (“Harbin”), a company wholly owned by Ryohei Uetaki, the Chief Executive Officer and controlling shareholder of the Company, paid operating expenses of $124,495 and $45,862, respectively, on behalf of the Company. As of October 31, 2024 and July 31, 2024, the amount due to Harbin was $334,245 and $217,474, respectively. The balance is unsecured, non-interest bearing and due on demand.

During the three months ended October 31, 2024 and 2023, we utilized Harbin’s office space and equipment of our management at no cost.

Note 7 - Subsequent Events

During the period from November 1, 2024 to the filing date of this report, Harbin paid additional $18,268 for operating expenses on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

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

PLAN OF OPERATION

Ultimate Holdings Group, Inc. (we, us, our, the "Company" or the "Registrant") was incorporated in the State of Nevada on July 30, 2021. The Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and, as of October 31, 2024, had made no efforts to identify a possible business combination. As a result, as of October 31, 2024, the Company had not conducted negotiations or entered into a letter of intent concerning any target business. The current business purpose of the Company is to seek the acquisition of or merger with, an existing company.

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

RESULTS OF OPERATIONS

We generated $0 in revenue for the three months ended October 31, 2024 and 2023. Our operating expenses for the three months ended October 31, 2024 and 2023 were $83,249 and $55,249, respectively. Operating expenses were solely professional fees in nature. Our net loss for the three months period ended October 31, 2024 and 2023 was $83,249 and $55,249, respectively.

LIQUIDITY AND CAPITAL RESOURCES

In assessing our liquidity and the substantial doubt about our ability to continue as a going concern, we monitor and analyze cash on hand, our ability to generate sufficient earnings in the future, and operating expenditure commitments. As of October 31, 2024, we generated no revenue. Our working capital deficit was $325,262 and our accumulated deficit was $349,705. These factors raise substantial doubt about our ability to continue as a going concern. Management plans to fund operating expenses with borrowings from related parties. There is no assurance that the management’s plan will be successful.

During the three months ended October 31, 2024 and 2023, the Company’s operating expenses were all paid by the related parties of the Company. The Company had immaterial cash provided by (used in) operating activities, and did not have any cash flows from investing or financing activities.

We have no known demands or commitments and are not aware of any events or uncertainties as of October 31, 2024 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of October 31, 2024.

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

Our Principal Executive Officer and Principal Financial Officer, Ryohei Uetaki, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2024. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective as a result of material weaknesses in our internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during the quarter ended October 31, 2024 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: December 5, 2024

By:	/s/ Ryohei Uetaki
Ryohei Uetaki, Chief Executive Officer (Principal Executive Officer), Director