Form 10-Q
period 2025-01-31
Ultimate Holdings Group, Inc.
filed 2025-03-14
CIK 1888846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED January 31, 2025

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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 14, 2025, 611,600,000 shares of common stock.

Ultimate Holdings Group, Inc.

INDEX

PART I- FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Ultimate Holdings Group, Inc.

BALANCE SHEETs

(UNAUDITED)

	As of	As of
	January 31, 2025	July 31, 2024

ASSETS
Current Assets
Cash and cash equivalents	$300	$300
Prepaid expenses	8,506	8,801

Total Current Assets	8,806	9,101

TOTAL ASSETS	$8,806	$9,101

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accrued expenses	$-	$41,200
Due to related party	392,512	217,474

Total Current liabilities	392,512	258,674

TOTAL LIABILITIES	392,512	258,674

Shareholders' Deficit
Preferred stock ($0.001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding as of January 31, 2025 and July 31, 2024)	-	-
Common stock ($0.001 par value, 1,000,000,000 shares authorized; 611,600,000 shares issued and outstanding as of January 31, 2025 and July 31, 2024)	611,600	611,600
Additional paid-in capital	(594,240)	(594,240)
Accumulated deficit	(414,439)	(266,456)
Accumulated other comprehensive income (loss)	13,373	(477)

Total Shareholders’ Deficit	(383,706)	(249,573)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$8,806	$9,101

The accompanying notes are an integral part of these unaudited financial statements.

-F1-

Ultimate Holdings Group, Inc.

StatementS of Operations AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	January 31, 2025	January 31, 2024	January 31, 2025	January 31, 2024

OPERATING EXPENSE
General and administrative expenses	$64,734	$37,396	$147,983	$92,645

Total Operating Expenses	64,734	37,396	147,983	92,645

Loss Before Income Taxes	(64,734)	(37,396)	(147,983)	(92,645)

Provision for Income Taxes
Income tax expense	-	-	-	-

NET LOSS	$(64,734)	$(37,396)	$(147,983)	$(92,645)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	6,290	(1,738)	13,850	46

TOTAL COMPREHENSIVE LOSS	$(58,444)	$(39,134)	$(134,133)	$(92,599)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	611,600,000	611,600,000	611,600,000	611,600,000

The accompanying notes are an integral part of these unaudited financial statements.

-F2-

 Ultimate Holdings Group, Inc.

StatementS of Changes in SHAREHOLDERS’ Deficit

(Unaudited)

				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON STOCK		PAID-IN	COMPREHENSIVE	ACCUMULATED
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	TOTAL

Balance - July 31, 2023	611,600,000	$611,600	$(594,240)	$122	$(21,182)	$(3,700)

Net loss	-	-	-	-	(55,249)	(55,249)
Foreign currency translation	-	-	-	1,784	-	1,784

Balance - October 31, 2023	611,600,000	611,600	(594,240)	1,906	(76,431)	(57,165)

Net loss	-	-	-	-	(37,396)	(37,396)
Foreign currency translation	-	-	-	(1,738)	-	(1,738)

Balance - January 31, 2024	611,600,000	$611,600	$(594,240)	$168	$(113,827)	$(96,299)

Balance - July 31, 2024	611,600,000	$611,600	$(594,240)	$(477)	$(266,456)	$(249,573)

Net loss	-	-	-	-	(83,249)	(83,249)
Foreign currency translation	-	-	-	7,560	-	7,560

Balance - October 31, 2024	611,600,000	611,600	(594,240)	7,083	(349,705)	(325,262)

Net loss	-	-	-	-	(64,734)	(64,734)
Foreign currency translation	-	-	-	6,290	-	6,290

Balance - January 31, 2025	611,600,000	$611,600	$(594,240)	$13,373	$(414,439)	$(383,706)

The accompanying notes are an integral part of these unaudited financial statements.

-F3-

Ultimate Holdings Group, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	January 31, 2025	January 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(147,983)	$(92,645)
Changes in operating assets and liabilities:
Prepaid expenses	-	7,319
Accrued expenses	(41,200)	-
Due to related party	189,481	85,280
Net cash provided by (used in) operating activities	298	(46)

Effect of foreign exchange on cash	(298)	46

Net Change in Cash and Cash Equivalents	-	-
Cash and cash equivalents - beginning of the period	300	-
Cash and cash equivalents - end of the period	$300	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of January 31, 2025 and July 31, 2024.

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

The Company does not have any potentially dilutive instruments as of January 31, 2025 and 2024, thus, anti-dilution issues are not applicable.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	January 31, 2025	January 31, 2024
Current JPY: US$1 exchange rate	155.18	146.88
Average JPY: US$1 exchange rate	150.63	146.99

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. For the six months ended January 31, 2025, the Company has incurred a net loss of approximately $147,983 which resulted in a net operating loss for income tax purposes. The loss results in an increase in the deferred tax asset of approximately $31,076 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on July 30, 2021, and our fiscal year end of July 31, 2024, we have completed only three taxable fiscal years.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies”, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of January 31, 2025 and July 31, 2024.

Note 6 - Related-Party Transactions

Due to related party

During the six months ended January 31, 2025 and 2024, Harbin Co., Ltd. (“Harbin”), a company wholly owned by Ryohei Uetaki, the Chief Executive Officer and controlling shareholder of the Company, paid operating expenses of $189,481 and $85,280, respectively, on behalf of the Company. As of January 31, 2025 and July 31, 2024, the amount due to Harbin was $392,512 and $217,474, respectively. The balance is unsecured, non-interest bearing and due on demand.

During the six months ended January 31, 2025 and 2024, we utilized Harbin’s office space and equipment of our management at no cost.

Note 7 - Subsequent Events

During the period from February 1, 2025 to the filing date of this report, Harbin paid additional $27,034 for operating expenses on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

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

PLAN OF OPERATION

Ultimate Holdings Group, Inc. (we, us, our, the "Company" or the "Registrant") was incorporated in the State of Nevada on July 30, 2021. The Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and, as of January 31, 2025, had made no efforts to identify a possible business combination. As a result, as of January 31, 2025, the Company had not conducted negotiations or entered into a letter of intent concerning any target business. The current business purpose of the Company is to seek the acquisition of or merger with, an existing company.

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

RESULTS OF OPERATIONS

We generated $0 in revenue for the six months ended January 31, 2025 and 2024. Our operating expenses for the three months ended January 31, 2025 and 2024 were $64,734 and $37,396, respectively. Our operating expenses for the six months ended January 31, 2025 and 2024 were $147,983 and $92,645, respectively. Operating expenses were solely professional fees in nature. Our net loss for the three months period ended January 31, 2025 and 2024 was $64,734 and $37,396, respectively. Our net loss for the six months period ended January 31, 2025 and 2024 was $147,983 and $92,645, respectively.

LIQUIDITY AND CAPITAL RESOURCES

In assessing our liquidity and the substantial doubt about our ability to continue as a going concern, we monitor and analyze cash on hand, our ability to generate sufficient earnings in the future, and operating expenditure commitments. As of January 31, 2025, we generated no revenue. Our working capital deficit was $383,706 and our accumulated deficit was $414,439. These factors raise substantial doubt about our ability to continue as a going concern. Management plans to fund operating expenses with borrowings from related parties. There is no assurance that the management’s plan will be successful.

During the six months ended January 31, 2025 and 2024, the Company’s operating expenses were all paid by the related parties of the Company. The Company had immaterial cash provided by (used in) operating activities, and did not have any cash flows from investing or financing activities.

We have no known demands or commitments and are not aware of any events or uncertainties as of January 31, 2025 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of January 31, 2025.

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

Our Principal Executive Officer and Principal Financial Officer, Ryohei Uetaki, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2025. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective as a result of material weaknesses in our internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended January 31, 2025 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2 Unregistered Sales of Equity Securities

None.

Item 3 DEFAULTS UPON SENIOR SECURITIES

None.

Item 4 MINE SAFETY DISCLOSURES

Not applicable.

Item 5 Other Information

None.

Item 6 Exhibits

Exhibit No.	Description
3.1 (i)	Certificate of Incorporation (1)

3.1 (ii)	Restated Articles of Incorporation (2)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10-12G/A, as filed with the SEC on December 9, 2021 and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on October 24, 2022 and incorporated herein by this reference.
(3)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ultimate Holdings Group, Inc.

Dated: March 14, 2025

By:	/s/ Ryohei Uetaki
Ryohei Uetaki, Chief Executive Officer (Principal Executive Officer), Director