Form 10-K
period 2025-07-31
Ultimate Holdings Group, Inc.
filed 2025-09-26
CIK 1888846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED July 31, 2025

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _________

COMMISSION FILE NUMBER: 000-56358

Ultimate Holdings Group, Inc.

(Exact name of registrant as specified in its charter)

NV	92-3764731
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2-18-23, Nishiwaseda Shinjuku-Ku, Tokyo, Japan	162-0051
(Address of Principal Executive Offices)	(Zip Code)

Securities to be registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001	The OTC Markets Group under the ticker “UHGI”	None

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

[X] Yes [  ] No

As of January 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $140 based on the closing price per share (or $0.02), of the registrant’s common stock as reported by OTC Markets Group Inc.

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date:

611,600,000 shares of common stock, $0.001 par value, issued and outstanding as of September 26, 2025

0 shares of preferred stock, $0.001 par value, issued and outstanding as of September 26, 2025.

Ultimate Holdings Group, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information included in this Annual Report on Form 10-K for the year ended July 31, 2025 (this “Report”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “may,” “should,” “believe,” “expect,” “intend,” “plan,” “anticipate,” “likely,” “estimate,” “potential,” “continue,” “will,” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance, or achievements, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

CERTAIN TERMS USED IN THIS REPORT

“We,” “us,” “our,” “the Registrant,” the “Company,” and “Ultimate Holdings Group” are synonymous with Ultimate Holdings Group, Inc., unless otherwise indicated.

PART I

Item 1. Business.

(a) Business Development

Ultimate Holdings Group, Inc. (we, us, our, or the "Company") was incorporated by Thomas DeNunzio on July 30, 2021, in the State of Nevada. On the same date, Mr. DeNunzio was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer

On October 19, 2022, Mr. Thomas DeNunzio resigned as the Company’s Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer.

On October 19, 2022, Mr. Paul Moody was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer. The Company does not have, and has not had, any written employment or formal compensation agreements with any of its officers or directors.

On November 15, 2022, the Company (“Successor”) transmuted its business plan from that of a shell company to a business combination related shell company with conducting a reorganization with Luboa Group, Inc. (“LBAO” or “Predecessor”), a Nevada corporation. The reason for the change in the nature of our business plan was due to the fact that our former sole director, Paul Moody, believed it to be in the best interest of the Company to complete a holding company reorganization (“Reorganization”) with LBAO pursuant to NRS 92A.180, NRS A.200, NRS 92A.230 and NRS 92A.250. The “Articles of Merger” pursuant to the Reorganization was filed and effective on November 15, 2022 with the Nevada Secretary of State.

The constituent corporations in the Reorganization were LBAO, the Company and Ultimate Holdings Merger Sub, Inc. (“Merger Sub”). Our former director, at the time, was the sole director/officer of each constituent corporation in the Reorganization.

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

On or about March 1, 2023, the Company was issued a CUSIP number of 90401U109 by CUSIP Global Services. The announcement of our corporate action and release of our ticker symbol “UHGI” was posted on the FINRA Daily List on March 1, 2023. The Market Effective date was March 2, 2023. As a result of the Reorganization and FINRA’s subsequent completion of their review, the Company began a quoted market in its common stock on March 2, 2023, under the ticker symbol “UHGI”.

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

Additionally, the Company will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be a merger or acquisition candidate for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete with numerous other small public companies in seeking merger or acquisition candidates.

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

In addition, the ability to register or qualify for sale any shares of stock for both initial sale and secondary trading would be limited because a number of states have enacted regulations pursuant to their securities or "blue-sky" laws restricting or, in some instances, prohibiting, the sale of securities of "blank check" issuers, such as the Company, within that state. In addition, many states, while not specifically prohibiting or restricting "blank check" companies, may not register the shares for sale in their states. Because of such regulations and other restrictions, the Company's selling efforts, if any, and any secondary market which may develop, may only be conducted in those jurisdictions where an applicable exemption is available or a blue sky application has been filed and accepted or where the shares have been registered thus limiting the issuer’s ability to complete this offering.

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

(c) Reports to security holders.

(1)	The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report.

(2)	The Company will file reports with the SEC. The Company will be a reporting company and will comply with the requirements of the Exchange Act.

(3)	The public may access and copy any materials the Company files with the SEC through the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549, or by calling 1-800-SEC-0330. The SEC’s website, www.sec.gov, also provides access to filings and other information regarding issuers that file electronically.

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

Currently, the security of our information is managed by Mr. Ryohei Uetaki, our sole officer and director. While Mr. Uetaki believes he can maintain adequate internal security measures at this stage, there is no guarantee that this will prevent potential breaches, disruptions to our operations, or other related issues.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Markets Group Inc.’s OTCID market tier under the ticker symbol “UGHI.”

There is a limited trading market for our common stock. Our shares are thinly traded, meaning they may not be easily bought or sold and daily trading volume is often low or nil. This limited liquidity can cause significant volatility in the market price of our shares.

Investors should be aware that the generally low trading volume may make it difficult to sell shares at or near their market price.

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
October 31, 2023	$0.02	$0.02
January 31, 2024	$0.02	$0.02
April 30, 2024	$0.02	$0.02
July 31, 2024	$0.02	$0.02
October 31, 2024	$0.02	$0.02
January 31, 2025	$0.02	$0.02
April 30, 2025	$0.02	$0.02
July 31, 2025	$0.02	$0.02

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

We believe we will be able to meet the costs of filing Exchange Act reports during the next 12 months through use of funds to be loaned to or invested in us by Mr. Ryohei Uetaki, our sole officer and director. However, there is no guarantee that such additional funds will be made available to us or on terms that are favorable to us. If we enter into a business combination with a target entity, we will require the target company to pay the acquisition related fees and expenses as a condition precedent to such an agreement. To date, we have had no discussions with our sole officer and director, Mr. Ryohei Uetaki, regarding funding and no funding commitment for future expenses has been obtained. If in the future we need funds to pay expenses, we will consider these and other yet to be identified options for raising funds and/or paying expenses. If Mr. Uetaki does not loan to or invest sufficient funds in us, then we will not be able to meet our SEC reporting obligations and will not be able to attract a private company with which to combine.

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

Results of Operations

For the year ended July 31, 2025, the Company incurred a net loss of $261,125, compared to a net loss of $245,274 for the year ended July 31, 2024. The increase in net loss of $15,851, or approximately 6.5%, was primarily attributable to higher general and administrative expenses.

General and administrative expenses increased to $261,125 for the year ended July 31, 2025, compared to $245,274 for the prior year. This increase of $15,851 reflects higher professional fees associated with maintaining compliance. The Company did not generate any revenues during either period, and operating expenses continue to represent the majority of the Company’s net losses.

Other comprehensive income (loss) primarily reflects the impact of foreign currency translation adjustments. For the year ended July 31, 2025, the Company recorded foreign currency translation income of $5,887, compared to a loss of $599 for the year ended July 31, 2024. As a result, the Company reported a total comprehensive loss of $255,238 for fiscal 2025, compared to a total comprehensive loss of $245,873 for fiscal 2024.

The Company expects to continue to incur net losses until such time as it is able to generate revenue.

Liquidity and Capital Resources.

As of July 31, 2025, the Company had total assets of $34,856, consisting primarily of prepaid expenses of $34,506 and cash of $350.

As of July 31, 2025, the Company’s working capital deficit was $504,811 and accumulated deficit was $527,581.

For the year ended July 31, 2025, net cash used in operating activities totaled $1,270, compared to net cash provided by operating activities of $599 in the prior year.

The Company relied on financing from a related party (Harbin Co., Ltd., owned and controlled by Mr. Ryohei Uetaki) to fund its operations.

During the year ended July 31, 2025, the Company received $50 loan proceeds from a related party, Harbin Co., Ltd., compared to $300 in the prior year.

The Company did not have any cash flows from investing activities for both years.

Given its limited cash resources, recurring losses from operations, and reliance on related-party financing, the Company’s ability to continue as a going concern is dependent upon obtaining additional financing and, ultimately, achieving profitable operations. Management intends to continue seeking funding through related-party support and other potential financing arrangements; however, there is no assurance that such funding will be available on terms acceptable to the Company, or at all.

Off Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with U.S. GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our financial statements. While we believe that the historical experience, current trends and other factors considered support the preparation of our financial statements in conformity with U.S. GAAP, actual results could differ from our estimates and such differences could be material. We did not identify any critical accounting policies and estimates for the years ended July 31, 2025 and 2024.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We qualify as a smaller reporting company, as defined by Item 10 of Regulation S-K and, thus, are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Ultimate Holdings Group, Inc.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm (PCAOB ID 206)	F2

Balance Sheets as of July 31, 2025 and 2024	F3

Statements of Operations and Comprehensive Loss for the Years Ended July 31, 2025 and 2024	F4

Statements of Changes in Shareholders’ Deficit for the Years Ended July 31, 2025 and 2024	F5

Statements of Cash Flows for the Years Ended July 31, 2025 and 2024	F6

Notes to Financial Statements	F7-F8

- F1 -

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Ultimate Holdings Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ultimate Holdings Group, Inc. (the “Company”) as of July 31, 2025 and 2024, and the related statements of operations and comprehensive loss, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

September 26, 2025

- F2 -

ULTIMATE HOLDINGS GROUP, INC.

BALANCE SHEETS

	As of	As of
	July 31, 2025	July 31, 2024

ASSETS
Current Assets
Cash and cash equivalents	$350	$300
Prepaid expenses	34,506	8,801

Total Current Assets	34,856	9,101

TOTAL ASSETS	$34,856	$9,101

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accrued expenses	$-	$41,200
Due to related party	539,667	217,474

Total Current Liabilities	539,667	258,674

TOTAL LIABILITIES	539,667	258,674

Shareholders' Deficit
Preferred stock ($0.001 par value, 20,000,000 shares authorized; 0 shares issued and outstanding as of July 31, 2025 and 2024)	-	-
Common stock ($0.001 par value, 1,000,000,000 shares authorized; 611,600,000 shares issued and outstanding as of July 31, 2025 and 2024)	611,600	611,600
Additional paid-in capital	(594,240)	(594,240)
Accumulated deficit	(527,581)	(266,456)
Accumulated other comprehensive income (loss)	5,410	(477)

Total Shareholders’ Deficit	(504,811)	(249,573)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$34,856	$9,101

The accompanying notes are an integral part of these audited financial statements.

- F3 -

ULTIMATE HOLDINGS GROUP, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended	Year Ended
	July 31, 2025	July 31, 2024

OPERATING EXPENSE
General and administrative expenses	$261,125	$245,274

Total Operating Expenses	261,125	245,274

Loss Before Income Taxes	(261,125)	(245,274)

Provision for Income Taxes
Income tax expense	-	-

NET LOSS	$(261,125)	$(245,274)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	5,887	(599)

TOTAL COMPREHENSIVE LOSS	$(255,238)	$(245,873)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	611,600,000	611,600,000

The accompanying notes are an integral part of these audited financial statements.

- F4 -

ULTIMATE HOLDINGS GROUP, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

FOR THE YEARS END JULY 31, 2025 AND 2024

				ACCUMULATED
			ADDITIONAL	OTHER
	COMMON STOCK		PAID-IN	COMPREHENSIVE	ACCUMULATED
	NUMBER	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	TOTAL

Balance - July 31, 2023	611,600,000	$611,600	$(594,240)	$122	$(21,182)	$(3,700)

Net loss	-	-	-	-	(245,274)	(245,274)
Foreign currency translation	-	-	-	(599)	-	(599)

Balance - July 31, 2024	611,600,000	$611,600	$(594,240)	$(477)	$(266,456)	$(249,573)

Net loss	-	-	-	-	(261,125)	(261,125)
Foreign currency translation	-	-	-	5,887	-	5,887

Balance - July 31, 2025	611,600,000	$611,600	$(594,240)	$5,410	$(527,581)	$(504,811)

The accompanying notes are an integral part of these audited financial statements.

- F5 -

ULTIMATE HOLDINGS GROUP, INC.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	July 31, 2025	July 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(261,125)	$(245,274)
Changes in operating assets and liabilities:
Prepaid expenses	(25,750)	7,505
Accrued expenses	(41,200)	41,200
Due to related party	326,805	197,168
Net cash provided by (used in) operating activities	(1,270)	599

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loan	50	300
Net cash provided by financing activities	50	300

Effect of foreign exchange on cash	1,270	(599)

Net Change in Cash and Cash Equivalents	50	300
Cash and cash equivalents - beginning of the year	300	-
Cash and cash equivalents - end of the year	$350	$300

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

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

The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of the date of this report, the Company has not yet commenced any such operations.

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

Cash and Cash Equivalents

Cash and cash equivalents include deposits in bank that are unrestricted as to withdrawal or use. Cash and cash equivalents as of July 31, 2025 and 2024 were $350 and $300, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of July 31, 2025 and 2024.

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

The Company does not have any potentially dilutive instruments as of July 31, 2025 and 2024, thus, anti-dilution issues are not applicable.

- F7 -

Fair Value of Financial Instruments

The Company’s balance sheets include certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. ASC 820, “Fair Value Measurements and Disclosures”, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

The carrying amounts of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalents, prepaid expenses and accrued expenses.

Related Parties

The Company follows ASC 850, “Related Party Disclosures”, for the identification of related parties and disclosure of related party transactions.

Parties, which can be an entity or individual, are considered to be related if they have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Entities are also considered to be related if they are subject to common control or common significant influence.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	July 31, 2025	July 31, 2024
Current JPY: US$1 exchange rate	150.74	149.98
Average JPY: US$1 exchange rate	148.75	150.56

Comprehensive Income or Loss

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income (loss), as presented in the accompanying statements of shareholders’ deficit consists of changes in unrealized gains and losses on foreign currency translation.

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

The Company has not established any source of revenue to cover its operating costs. Management plans to fund operating expenses with borrowings from a related party. There is no assurance that the management’s plan will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of July 31, 2025, the Company has incurred a net loss of approximately $261,125 which resulted in a net operating loss for income tax purposes. The loss results in an increase in deferred tax asset of approximately $54,836 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on July 30, 2021, and our fiscal year end of July 31, 2025, we have completed only four taxable fiscal years.

Significant components of the Company’s deferred tax assets are as follows:

	July 31,	July 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforward	$110,792	$55,956
Valuation allowance	(110,792)	(55,956)
Net deferred tax assets	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	Year Ended July 31,		Year Ended July 31,
	2025		2024
Federal income tax rate	21.0%		21.0%
Less: valuation allowance	(21.0%	)	(21.0%	)
Effective income tax rate	-		-

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies”, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of July 31, 2025 and 2024.

Note 6 - Related-Party Transactions

Due to related party

During the years ended July 31, 2025 and 2024, Harbin Co., Ltd. (“Harbin”), a company wholly owned by Ryohei Uetaki, the Chief Executive Officer and controlling shareholder of the Company, paid operating expenses of $326,805 and $197,168, respectively, on behalf of the Company. Harbin also lent the Company $50 and $300 during the years ended July 31, 2025 and 2024, respectively. As of July 31, 2025 and 2024, the amount due to Harbin was $539,667 and $217,474, respectively. The balance is unsecured, non-interest bearing and due on demand.

During the years ended July 31, 2025 and 2024, we utilized Harbin’s office space and equipment of our management at no cost.

Note 7 - Subsequent Events

During the period from August 1, 2025 to the filing date of this report, Harbin paid additional $13,893 for operating expenses on behalf of the Company. The amount is unsecured, non-interest bearing and due on demand.

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

The reports of BF Borgers on the Company’s financial statements for the fiscal years ended July 31, 2023 and July 31, 2022 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than an explanatory paragraph relating to the Company’s ability to continue as a going concern.

During the fiscal years ended July 31, 2023 and July 31, 2022, and through the date of termination, May 3, 2024, there were no “disagreements” with BF Borgers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of BF Borgers would have caused BF Borgers to make reference thereto in its reports on the financial statement for such years. During the fiscal years ended July 31, 2023 and July 31, 2022, and through May 3, 2024, there have been no “reportable events” (as defined in Item 304(a)(1)(iv) and Item 304(a)(1)(v) of Registration S-K), except for the identified material weaknesses in its internal control over financial reporting as disclosed in the Company’s Annual Report.

On June 2, 2024, the Board of Directors approved the engagement of MaloneBailey, LLP as the Company’s independent registered public accounting firm. MaloneBailey, LLP has subsequently audited the Company’s financial information for the fiscal years ended July 31, 2024 and 2023, and has continued to serve as the Company’s PCAOB auditor on an ongoing basis.

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

As of July 31, 2025, the end of the year covered by this Report, we carried out an evaluation, under the supervision of Mr. Uetaki, our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. Mr. Uetaki concluded that the disclosure controls and procedures were not effective as of the end of the year covered by this Report due to material weaknesses identified below.

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

Based on our evaluation under the framework in COSO, our management concluded that our internal control over financial reporting was ineffective as of July 31, 2025 based on such criteria. Deficiencies existed in the design or operation of our internal control over financial reporting that adversely affect our internal controls and that may be considered material weaknesses. A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the determination that there was a lack of resources to provide segregation of duties consistent with control objectives, the lack of a formal audit committee, and the lack of a formal review process that includes multiple levels of review over financial disclosure and reporting processes, management has determined that material weaknesses existed as of July 31, 2025.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) that have occurred during the fourth quarter ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our current executive officers and directors and additional information concerning them are as follows:

Name	Age	Position(s)

Ryohei Uetaki	50	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director

Ryohei Uetaki, Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director

Mr. Ryohei Uetaki graduated from the Osaka Gakuin University Faculty of Commerce in 1997. In 2000, he incorporated Zero Step Ltd and assumed the position of president. In 2006, Zero Step Ltd ceased all operations. In 2006, Mr. Uetaki joined EAZ Holdings Ltd as a director in charge of the company’s marketing efforts. Mr. Uetaki remained as director of EAZ until 2007. From 2007 to 2019, he was engaged as an independent business consultant. From 2017 to 2018, he served as an associated professor of Keio University Graduate School. On October 25, 2019, he was appointed as the president, CEO and director of World Scan Project, Inc. On January 10, 2020, he was appointed as the CEO and member of SKYPR LLC. Inc. On January 22, 2020, he was appointed as the president, CEO and director of World Scan Project Corporation. October 19, 2020, he was appointed as the president, CEO and director of Kids Cell Technologies, Inc. On November 18, 2020, he was appointed as the president, CEO and director of Kids Cell Technologies Corporation. On April 21, 2023, he was appointed as the president, CEO and director of Ultimate Holdings Group, Inc. On April 1, 2025, he was appointed as the president, CEO and director of AIS Holdings Group, Inc. Currently, he serves as the officer and director of World Scan Project, Inc., World Scan project Corporation, SKYPR LLC, Ultimate Holdings Group, Inc. and AIS Holdings Group, Inc.

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

Nomination of Directors

As of July 31, 2025, we had not effected any material changes to the procedures by which our stockholders may recommend nominees to our board of directors. As of July 31, 2025, we do not have any stockholders. We do not have any defined policy or procedural requirements for stockholders to submit recommendations or nominations for directors. Our board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors will assess all candidates, whether submitted by management or future stockholders, and make recommendations for election or appointment.

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

Based solely on a review of the copies of such forms that were received by the Company, the Company is not aware of any failures to file reports or report transactions in a timely manner during the year ended July 31, 2025.

Family Relationships

There are no family relationships among our directors or executive officers. We have only one officer and director at this time.

Arrangements

There are no arrangements or understandings between an executive officer or director and any other person pursuant to which he was selected as an executive officer or director.

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers, which is defined as all individuals serving as our principal executive officer during the year ended July 31, 2025 and July 31, 2024.

Name and principal position	Fiscal Year Ended July 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ryohei Uetaki, President, CEO, CFO, and Director	2025	0	0	0	0	0	0	0	0
Ryohei Uetaki, President, CEO, CFO, and Director	2024	0	0	0	0	0	0	0	0

*On April 21, 2023, Ryohei Uetaki was appointed as Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer.

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards at the year ended July 31, 2025.

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

Compensation of Directors

We did not pay any of our directors any compensation during the fiscal year ended July 31, 2025, whether in their capacity as a named executive officer or as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of July 31, 2025, and the current date, the number of shares of common stock owned of record and beneficially by (i) each of our current directors, (ii) each of our named executive officers, (iii) our directors and executive officers as a group, and (iv) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding common stock. Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to the number of shares indicated as beneficial owned by them.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Due to related party

During the years ended July 31, 2025 and 2024, Harbin Co., Ltd. (“Harbin”), a company wholly owned by Ryohei Uetaki, the Chief Executive Officer and controlling shareholder of the Company, paid operating expenses of $326,805 and $197,168, respectively, on behalf of the Company. Harbin also lent the Company $50 and $300 during the years ended July 31, 2025 and 2024, respectively. As of July 31, 2025 and 2024, the amount due to Harbin was $539,667 and $217,474, respectively. The balance is unsecured, non-interest bearing and due on demand.

Office Space

During the years ended July 31, 2025 and 2024, we utilized Harbin’s office space at no cost.

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

Item 14. Principal Accounting Fees and Services.

Below is the approximate aggregate amount of fees billed for professional services rendered by our principal accountants with respect to the years ended July 31, 2025 and 2024, respectively.

		2025	2024
Audit and review fees	BF Borgers CPA PC	$-	$11,000
	MaloneBailey, LLP	128,750	66,950
Audit-related fees		-	-
Tax fees		-	-
All other fees		-	-
Total		$128,750	$77,950

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

Dated: September 26, 2025

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ryohei Uetaki

Ryohei Uetaki

Chief Executive Officer, and Chief Financial Officer

(Principal Executive Officer and Principal Financial Officer)

Dated: September 26, 2025